Form 10-Q
period 2025-09-30
Liberty Live Holdings, Inc.
filed 2025-11-13
CIK 2078416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 333-288960

Liberty Live Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-2910829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12300 Liberty Blvd. Englewood, Colorado	80112
(Address of Principal Executive Offices)	(Zip Code)

(720) 875-5200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

None of the voting stock of the registrant is held by a non-affiliate of the registrant. There is no publicly traded market for any class of voting stock of the registrant. As of October 31, 2025, Liberty Live Holdings, Inc. is a wholly owned subsidiary of Liberty Media Corporation.

LIBERTY LIVE HOLDINGS, INC.

Condensed Combined Balance Sheets

(unaudited)

	September 30,	December 31,
	2025	2024

Assets	amounts in thousands
Current assets:
Cash and cash equivalents	$375,843	402,641
Trade and other receivables, net of allowance for credit losses of $1,004 and $1,382, respectively	36,618	24,655
Prepaid assets	56,707	38,093
Related party assets	8,413	—
Other current assets	6,320	6,987
Total current assets	483,901	472,376

Investments in equity securities	166,719	173,349
Investments in affiliates, accounted for using the equity method (note 5)	681,170	430,435
Goodwill (note 6)	126,890	125,495
Intangible assets subject to amortization, net (note 6)	123,045	141,782
Deferred tax assets	287,605	234,097
Other assets, at cost, net of accumulated amortization	8,514	7,492
Total assets	1,877,844	1,585,026
Liabilities and Equity
Current liabilities:
Accounts payable	9,573	16,284
Accrued liabilities	42,152	34,610
Deferred revenue	169,007	126,752
Related party liabilities	—	8,786
Current portion of long-term debt, measured at fair value (note 7)	1,872,867	—
Other current liabilities	2,211	1,067
Total current liabilities	2,095,810	187,499
Long-term debt, measured at fair value (note 7)	—	1,556,399
Financial instrument liabilities (notes 4 and 7)	149,914	—
Other liabilities	19,166	18,250
Total liabilities	2,264,890	1,762,148
Equity:
Parent's investment	260,256	256,874
Retained earnings (deficit)	(633,411)	(369,970)
Accumulated other comprehensive earnings (loss), net of taxes	(36,004)	(86,139)
Total Parent's investment	(409,159)	(199,235)
Noncontrolling interests in equity of subsidiaries	22,113	22,113
Total equity (deficit)	(387,046)	(177,122)
Commitments and contingencies (note 9)
Total liabilities and equity	$1,877,844	1,585,026

See accompanying notes to condensed combined financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Combined Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands,
	except per share amounts
Revenue, net	$60,746	63,536	245,953	235,378
Related party revenue, net	983	619	1,438	795
Total revenue, net	61,729	64,155	247,391	236,173
Operating costs and expenses:
Cost of revenue, including stock-based compensation	32,876	41,856	159,501	168,371
Related party cost of revenue	16,159	13,862	41,496	34,515
Selling, general and administrative expenses, including stock-based compensation and acquisition costs	22,954	15,968	63,530	47,138
Depreciation and amortization	6,531	6,973	19,588	20,932
	78,520	78,659	284,115	270,956
Operating income (loss)	(16,791)	(14,504)	(36,724)	(34,783)
Other income (expense):
Interest expense	(7,388)	(7,435)	(22,147)	(21,783)
Dividend and interest income	4,042	5,835	12,526	16,911
Share of earnings (loss) of affiliates, net (note 5)	125,156	127,878	198,052	182,925
Realized and unrealized gains (losses), net (note 4)	(175,735)	(93,838)	(481,559)	(74,556)
Other, net	(618)	1,503	(1,405)	3,519
	(54,543)	33,943	(294,533)	107,016
Earnings (loss) before income taxes	(71,334)	19,439	(331,257)	72,233
Income tax (expense) benefit	15,600	(4,158)	65,724	(15,607)
Net earnings (loss)	(55,734)	15,281	(265,533)	56,626
Less net earnings attributable to noncontrolling interests	—	—	—	(38)
Net earnings (loss) attributable to Liberty Live Group	$(55,734)	15,281	(265,533)	56,664

Pro Forma basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$(0.61)	NA	(2.89)	NA

See accompanying notes to condensed combined financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Combined Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Net earnings (loss)	$(55,734)	15,281	(265,533)	56,626
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(346)	2,002	2,260	972
Credit risk on fair value debt instruments gains (losses)	9,290	(41,301)	6,464	(43,406)
Share of other comprehensive earnings (loss) of equity affiliates	(1,509)	(12,444)	41,411	(47,988)
Recognition of previously unrealized (gains) losses on debt, net	—	275	—	275
Other comprehensive earnings (loss)	7,435	(51,468)	50,135	(90,147)
Comprehensive earnings (loss)	(48,299)	(36,187)	(215,398)	(33,521)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	—	—	(38)
Comprehensive earnings (loss) attributable to Liberty Live	$(48,299)	(36,187)	(215,398)	(33,483)

See accompanying notes to condensed combined financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Combined Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2025	2024

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(265,533)	56,626
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	19,588	20,932
Stock-based compensation	3,668	10,146
Share of (earnings) losses of affiliate, net	(198,052)	(182,925)
Realized and unrealized (gains) losses on financial instruments, net	481,559	74,556
Deferred income tax expense (benefit)	(66,776)	15,044
Minimum guaranteed rightsholder relationships expense	6,047	4,616
Other noncash charges (credits), net	2,416	(2,949)
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(11,963)	(6,063)
Decrease (increase) in prepaid expenses	(18,614)	(12,852)
Decrease (increase) in related party balances	(17,199)	(16,254)
Decrease (increase) in other assets	(5,742)	1,561
(Decrease) increase in trade accounts payable and accrued liabilities	709	(22,120)
(Decrease) increase in deferred revenue	41,467	21,759
(Decrease) increase in other liabilities	(478)	2,767
Net cash provided (used) by operating activities	(28,903)	(35,156)
Cash flows from investing activities:
Cash (paid) received for acquisitions, net of cash acquired	—	(205,211)
Proceeds from the sale of equity securities	—	108,275
Investments in equity securities	(3,331)	(250)
Other investing activities, net	(215)	(287)
Net cash provided (used) by investing activities	(3,546)	(97,473)
Cash flows from financing activities:
Debt repayments	—	(12,550)
Parent contribution (distribution)	2,151	306,478
Minimum guaranteed payments on rightsholder relationships	(6,047)	(4,616)
Other financing activities, net	1,646	(1,406)
Net cash provided (used) by financing activities	(2,250)	287,906
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	1,036	365
Net increase (decrease) in cash, cash equivalents and restricted cash	(33,663)	155,642
Cash, cash equivalents and restricted cash at beginning of period	409,506	304,929
Cash, cash equivalents and restricted cash at end of period	$375,843	460,571

The following table reconciles cash and cash equivalents and restricted cash reported in the Company’s condensed combined balance sheets to the total amount presented in its condensed combined statements of cash flows:

	September 30,	December 31,
	2025	2024

	amounts in thousands
Cash and cash equivalents	$375,843	402,641
Restricted cash included in other current assets	—	6,865
Total cash, cash equivalents and restricted cash	$375,843	409,506

See accompanying notes to condensed combined financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Combined Statements of Equity

(unaudited)

	Total Parent's Investment
		Accumulated
		other		Noncontrolling
		comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at June 30, 2025	$260,262	(43,439)	(577,677)	22,113	(338,741)
Net earnings (loss)	—	—	(55,734)	—	(55,734)
Other comprehensive earnings (loss)	—	7,435	—	—	7,435
Parent contribution (distribution)	15	—	—	—	15
Stock-based compensation	1,725	—	—	—	1,725
Share of Live Nation change in accounting policies	(4,088)	—	—	—	(4,088)
Issuance of common stock upon exercise of stock options	2,282	—	—	—	2,282
Other	60	—	—	—	60
Balance at September 30, 2025	$260,256	(36,004)	(633,411)	22,113	(387,046)

	Total Parent's Investment
		Accumulated
		other		Noncontrolling
		comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at January 1, 2025	$256,874	(86,139)	(369,970)	22,113	(177,122)
Net earnings (loss)	—	—	(265,533)	—	(265,533)
Other comprehensive earnings (loss)	—	50,135	—	—	50,135
Parent contribution (distribution)	2,151	—	—	—	2,151
Stock-based compensation	3,668	—	—	—	3,668
Share of Live Nation change in accounting policies	(4,088)	—	2,092	—	(1,996)
Issuance of common stock upon exercise of stock options	2,282	—	—	—	2,282
Other	(631)	—	—	—	(631)
Balance at September 30, 2025	$260,256	(36,004)	(633,411)	22,113	(387,046)

LIBERTY LIVE HOLDINGS, INC.

Condensed Combined Statements of Equity (continued)

(unaudited)

	Total Parent's Investment
		Accumulated
		other		Noncontrolling
		comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at June 30, 2024	$257,673	15,665	(215,823)	23,395	80,910
Net earnings (loss)	—	—	15,281	—	15,281
Other comprehensive earnings (loss)	—	(51,468)	—	—	(51,468)
Parent contribution (distribution)	(1,546)	—	—	—	(1,546)
Stock-based compensation	994	—	—	—	994
Share of Live Nation's sales (purchases) of noncontrolling interests	(86)	—	—	—	(86)
Other	509	—	—	—	509
Balance at September 30, 2024	$257,544	(35,803)	(200,542)	23,395	44,594

	Total Parent's Investment
		Accumulated
		other		Noncontrolling
		comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at January 1, 2024	$(44,534)	54,344	(257,206)	23,433	(223,963)
Net earnings (loss)	—	—	56,664	(38)	56,626
Other comprehensive earnings (loss)	—	(90,147)	—	—	(90,147)
Parent contribution (distribution)	306,478	—	—	—	306,478
Stock-based compensation	2,981	—	—	—	2,981
Share of Live Nation's sales (purchases) of noncontrolling interests	(7,047)	—	—	—	(7,047)
Other	(334)	—	—	—	(334)
Balance at September 30, 2024	$257,544	(35,803)	(200,542)	23,395	44,594

See accompanying notes to condensed combined financial statements.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

(1) Basis of Presentation

In November 2024, the board of directors of Liberty Media Corporation (“Liberty Media” or “Parent”) authorized Liberty Media management to pursue a plan to splitoff the Liberty Live Group (the “Split-Off”). Immediately prior to effecting the Split-Off, Liberty Media’s subsidiary QuintEvents, LLC (“Quint”), interests in certain private assets and cash will be reattributed from the Formula One Group to the Liberty Live Group in exchange for interests in certain other private assets. Any cash consideration will be determined at a future date based on relative valuations of the assets that are being reattributed. Liberty Media will effect the Split-Off through the redemption of Liberty Media’s Liberty Live common stock in exchange for common stock of a newly formed company called Liberty Live Holdings, Inc. (“Liberty Live” or the “Company”). Liberty Media will redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of Liberty Live Group common stock of Liberty Live.

Liberty Live will beneficially own approximately 69.6 million shares of Live Nation Entertainment, Inc. (“Live Nation”) common stock, Quint, interests in certain private assets currently attributed or to be attributed to Liberty Live Group, corporate cash and debt obligations attributed to the Liberty Live Group, together with other assets as may be determined by Liberty Media prior to the Split-Off. Liberty Media will contribute a to be determined amount of corporate cash to Liberty Live in connection with the Split-Off.

The Split-Off is subject to various conditions including, among other things, approval of holders of Liberty Media’s Series A and Series B Liberty Live common stock and the receipt of an opinion of tax counsel. The Split-Off is intended to be tax-free to stockholders of Liberty Media.

The accompanying (a) condensed combined balance sheet as of December 31, 2024, which has been derived from audited financial statements, and (b) the interim unaudited condensed combined financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes to the financial statements required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included.  The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed combined financial statements should be read in conjunction with the combined financial statements and notes thereto for the year ended December 31, 2024, contained in the prospectus filed on November 4, 2025 with the Securities and Exchange Commission, as part of the Company’s Registration Statement on Form S-4 (File No. 333-288960).

These condensed combined financial statements refer to the combination of businesses, assets and liabilities to be included in Liberty Live as “Liberty Live,” “the Company,” “us,” “we” and “our” in the notes to the condensed combined financial statements. The Split-Off will be accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Live common stock. All significant intercompany accounts and transactions have been eliminated in the condensed combined financial statements.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty Live considers (i) application of the equity method of accounting for investments in affiliates (ii) fair value of non-financial instruments and (iii) accounting for income taxes to be its most significant estimates.

As Liberty Live does not control the decision making process or business management practices of our affiliates accounted for using the equity method, Liberty Live relies on management of its affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Live relies on the audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

financial information provided by its equity affiliates that would have a material effect on Liberty Live’s condensed combined financial statements.

Quint revenue is seasonal due to its highest revenue earning events taking place during the second and fourth quarters each year.

Split-Off of Liberty Live from Liberty Media

Upon completion of the Split-Off, Liberty Media and Liberty Live will operate as separate, publicly traded companies, and neither is expected to have any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty Media and Liberty Live will enter into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a services agreement, an aircraft time sharing agreement, and a facilities sharing agreement (the “Ancillary Agreements”) in addition to a reorganization agreement and a tax sharing agreement.

The reorganization agreement will provide for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Live and Liberty Media with respect to and resulting from the Split-Off. The tax sharing agreement will provide for the allocation and indemnification of tax liabilities and benefits between Liberty Media and Liberty Live and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media will provide Liberty Live with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Live will reimburse Liberty Media for direct, out-of-pocket expenses and will pay a fee to Liberty Media under the services agreement that is subject to adjustment quarterly, as necessary. Under the facilities sharing agreement, Liberty Live will share office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters. The aircraft time sharing agreement will provide for Liberty Media to lease certain aircraft that it or its subsidiaries own to Liberty Live for use on a periodic, non-exclusive time sharing basis.

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group each reporting period based on an estimate of time spent. The Liberty Live Group paid $6.7 million and $1.2 million during the three months ended September 30, 2025 and 2024, respectively, and $14.2 million and $4.4 million during the nine months ended September 30, 2025 and 2024, respectively, for shared services and other directly incurred expenses, which are reflected in the condensed combined statements of operations in selling, general and administrative expenses. Following the Split-Off, we anticipate the amount allocated to Liberty Live through the Ancillary Agreements to be approximately $7.5 million annually. Liberty Live expects to incur additional corporate overhead expenses primarily related to being a standalone public company of approximately $8.0 million annually.

(2) Pro Forma Earnings per Share

Unaudited pro forma earnings (loss) per common share is computed by dividing net earnings (loss) by 91,902 thousand common shares, which is the aggregate number of shares of Series A Liberty Live Group common stock, Series B Liberty Live Group common stock and Series C Liberty Live Group common stock that would have been issued if the separation had occurred on September 30, 2025, based on the number of shares of each series of Liberty Media’s Liberty Live common stock outstanding as of September 30, 2025.

	Three months ended	Nine months ended
	September 30,	September 30
	2025	2025

	amounts in thousands, except per share amounts
Net earnings (loss)	$(55,734)	(265,533)
Pro Forma shares outstanding	91,902	91,902
Unaudited pro forma net earnings (loss) per share	$(0.61)	(2.89)

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

(3) Supplemental Cash Flow Information

	Nine months ended
	September 30,
	2025	2024

	amounts in thousands
Cash paid for acquisitions:
Fair value of other assets acquired	$—	66,479
Intangible assets not subject to amortization	—	194,270
Intangible assets subject to amortization	—	170,078
Net liabilities assumed	—	(206,052)
Deferred tax liabilities	—	(19,564)
Cash paid (received) for acquisitions, net of cash acquired	$—	205,211

(4) Fair Value Measurement

For assets and liabilities required to be reported at fair value, GAAP provides a hierarchy that prioritizes inputs to valuation techniques used to measure fair value into three broad levels. Level 1 inputs are quoted market prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Level 2 inputs are inputs, other than quoted market prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. Level 3 inputs are unobservable inputs for the asset or liability. The Company does not have any recurring assets or liabilities measured at fair value that would be considered Level 3.

	September 30, 2025			December 31, 2024
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in thousands
Cash equivalents	$308,817	308,817	—	335,345	335,345	—
Financial instrument liabilities	$149,914	—	149,914	—	—	—
Debt	$1,872,867	—	1,872,867	1,556,399	—	1,556,399

The fair value of debt and financial instrument liabilities, which includes forward contracts, is based on quoted market prices but is not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and financial instrument liabilities are reported in the foregoing table as Level 2 fair value. As of September 30, 2025, financial instrument liabilities are comprised of the 2025 Forward Contracts, as defined in note 7. The fair value of the 2025 Forward Contracts was derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

Changes in the fair values of the 2025 Forward Contracts are recognized in realized and unrealized gains (losses) on financial instruments, net in the condensed combined statements of operations.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Equity securities	$—	—	(6,943)	14,737
Financial instrument liabilities	(60,000)	—	(149,914)	(11,715)
Debt	(115,735)	(93,838)	(324,702)	(77,578)
	$(175,735)	(93,838)	(481,559)	(74,556)

The Company uses the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. For such securities the downward adjustments for the three months ended September 30, 2025 and 2024 were zero, the downward adjustments for the nine months ended September 30, 2025 and 2024 were $6,943 thousand and not material, respectively, and the cumulative downward adjustments as of September 30, 2025 were $21,184 thousand. The upward adjustments for the three and nine months ended September 30, 2025 and 2024 were not material, and the cumulative upward adjustments as of September 30, 2025 were $127,113 thousand. There were no impairments for the three and nine months ended September 30, 2025 and 2024, and cumulative impairments as of September 30, 2025 were $10,630 thousand.

The Company elected to account for its exchangeable senior debentures (as described in note 7) using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed combined statements of operations are due to market factors primarily driven by changes in the risk-free rate and in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $11,834 thousand and a loss of $52,613 thousand for the three months ended September 30, 2025 and 2024, respectively, and a gain of $8,234 thousand and a loss of $55,295 thousand for the nine months ended September 30, 2025 and 2024, respectively. The cumulative change since issuance was a loss of $9,338 thousand as of September 30, 2025, net of the recognition of previously unrecognized gains and losses.

(5) Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	September 30, 2025		December 31, 2024
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
Live Nation	30%	$662,051	417,751
Other	various	19,119	12,684
Total		$681,170	430,435

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Live Nation	$124,077	128,119	194,948	185,675
Other	1,079	(241)	3,104	(2,750)
Total	$125,156	127,878	198,052	182,925

Live Nation

Live Nation believes it is the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. As of September 30, 2025, the market value of Liberty Live’s ownership in Live Nation was approximately $11.4 billion.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows:

	September 30,	December 31,
	2025	2024

	amounts in thousands
Amortizable assets	$151,433	124,601
Nonamortizable assets	400,982	279,300
Deferred taxes and other assets	(46,716)	(38,414)
	$505,699	365,487

Amortizable intangible assets have a weighted average remaining useful life of approximately 6.4 years. The increase in excess basis for the nine months ended September 30, 2025 was primarily due to the Company’s share of certain of Live Nation’s equity activity partially offset by an increase in amortization on the value ascribed to amortizable intangibles. Included in our share of earnings from Live Nation of $124,077 thousand and $128,119 thousand for the three months ended September 30, 2025 and 2024, respectively, are $5,327 thousand and $8,341 thousand of losses, net of related taxes, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives. Included in our share of earnings from Live Nation of $194,948 thousand and $185,675 thousand for the nine months ended September 30, 2025 and 2024, respectively, are $14,517 thousand and $24,381 thousand of losses, net of related taxes, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	September 30,	December 31,
	2025	2024

	amounts in millions
Current assets	$11,308	9,290
Property, plant and equipment, net	3,122	2,442
Intangible assets	1,433	1,366
Goodwill	2,842	2,621
Investments in affiliates, accounted for using the equity method	493	504
Other assets	3,690	3,416
Total assets	$22,888	19,639

Current liabilities	$12,275	9,358
Long-term debt, net	6,107	6,177
Other liabilities	2,524	2,159
Redeemable noncontrolling interests	853	1,126
Equity	1,129	819
Total liabilities and equity	$22,888	19,639

Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$8,499	7,651	18,888	17,474
Operating expenses:
Direct operating expenses	(6,438)	(5,780)	(13,903)	(12,840)
Selling, general and administrative expenses	(1,008)	(1,005)	(2,790)	(2,913)
Depreciation and amortization	(166)	(137)	(474)	(407)
Other operating expenses	(95)	(89)	(327)	(250)
Operating income (loss)	792	640	1,394	1,064
Interest expense	(80)	(88)	(233)	(249)
Interest income	37	36	109	124
Other income (expense), net	(19)	(2)	(54)	102
Earnings (loss) before income taxes	730	586	1,216	1,041
Income tax (expense) benefit	(252)	(70)	(389)	(192)
Net earnings (loss)	478	516	827	849
Less net earnings (loss) attributable to noncontrolling interests	47	64	129	154
Net earnings (loss) attributable to Live Nation stockholders	$431	452	698	695

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

(6) Goodwill and Intangible Assets

Goodwill

Quint
amounts in thousands
Balance at January 1, 2025	$125,495
Foreign currency translation adjustments	1,395
Balance at September 30, 2025	$126,890

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	September 30, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in thousands
Rightsholder relationships	$166,400	(44,665)	121,735	166,400	(25,483)	140,917
Licensing agreements	1,578	(542)	1,036	4,463	(3,725)	738
Capitalized software	2,587	(2,313)	274	2,382	(2,255)	127
Total	$170,565	(47,520)	123,045	173,245	(31,463)	141,782

Rightsholder relationships are amortized over 8 to 13 years, and licensing agreements are amortized over 3 to 4 years. Capitalized software is amortized over 3 years. Amortization expense was $6,416 thousand and $6,837 thousand for the three months ended September 30, 2025 and 2024, respectively, and $19,236 thousand and $20,512 thousand for the nine months ended September 30, 2025 and 2024, respectively.

(7) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2025	2025	2024

	amounts in thousands
2.375% Exchangeable Debentures due 2053	$1,150,000	1,872,867	1,556,399
Live Nation Margin Loan	—	—	—
Total debt	$1,150,000	1,872,867	1,556,399
Debt classified as current		(1,872,867)	—
Total long-term debt		$—	1,556,399

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

2.375% Exchangeable Senior Debentures due 2053 and Live Nation Forward Contracts

In September 2023, Liberty Media closed a private offering of approximately $1,150 million aggregate principal amount of its 2.375% exchangeable senior debentures due 2053 (the “Debentures”). Upon an exchange of the Debentures, Liberty Media, at its option, may deliver Live Nation common stock (“LYV”), cash or a combination of LYV and/or cash. The number of shares of LYV attributable to a Debenture represents an initial exchange price of approximately $104.91 per share. A total of approximately 11 million shares of LYV are attributable to the debentures. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Debentures may be redeemed by Liberty Media, in whole or in part, on or after September 30, 2028. Holders of the Debentures also have the right to require Liberty Media to purchase their Debentures on September 30, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. Liberty Media has elected to account for the Debentures using the fair value option. See note 4 for information related to unrealized gains (losses) on debt measured at fair value. The assumption of the Debentures by Liberty Live in connection with the Split-Off entitles the holders of the Debentures, for a brief period after the Split-Off, to the right to either put at par or exchange their Debentures for shares of LYV, or an equivalent cash amount, at the election of Liberty Live, on the terms described in the indenture under which the Debentures were issued.

In May 2025, LN Holdings 1, LLC (“LNSPV”), an indirect wholly owned special purpose subsidiary of Liberty Media, entered into certain agreements (the “2025 Forward Contracts”), which obligate LNSPV to deliver up to an aggregate of 10,488,960 shares of LYV based on the share prices for LYV over a specified period ending in the first quarter of 2027. Alternatively, LNSPV may choose to deliver cash. As of September 30, 2025, approximately 10.5 million of the Company’s LYV shares with a value of $1,714 million were pledged as collateral to the 2025 Forward Contracts. The 2025 Forward Contracts allow LNSPV to elect to receive prepayment amounts up to the present value at such time or times of approximately $1.15 billion, in the aggregate, which is intended to provide a source of liquidity, if needed, to satisfy any puts or exchanges of the Debentures. Liberty Live does not intend to cause LNSPV to receive any such prepayment amounts under the 2025 Forward Contracts unless necessary to cash settle puts or exchanges made by holders of the Debentures.

As of September 30, 2025, the holders of the Debentures have the ability to exchange their Debentures for the period from October 1, 2025 to December 31, 2025, given that the trading value of the reference shares exceeded 130% of the par value for at least twenty of the last thirty trading days in the third quarter of 2025. Given the holders’ ability to exchange the Debentures within a one-year period from the balance sheet date and the Company’s option to settle any exchange in cash, shares of LYV, or a combination of cash and shares of LYV, the Debentures have been classified as current within the condensed combined balance sheet as of September 30, 2025.

Live Nation Margin Loan

The Live Nation Margin Loan agreement is a $400 million revolving line of credit. On September 12, 2025, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 8, 2028 and change the interest rate to the Adjusted Term Secured Overnight Financing Rate plus 1.875%.  The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2025, availability under the Live Nation Margin Loan was $400 million. As of September 30, 2025, 9.0 million shares of the Company’s LYV with a value of $1,466 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan, the carrying amount approximates fair value as of September 30, 2025.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

(8) Stock-Based Compensation

Liberty Media — Incentive Plans

Liberty Media granted, to certain of its directors and employees, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Live common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Pursuant to the Liberty Media Corporation 2022 Omnibus Incentive Plan (the “2022 Plan”), Liberty Media may grant Awards in respect of a maximum of 16.8 million shares of Series A, Series B and Series C Liberty Media Corporation common stock plus the shares remaining available for Awards under the prior Liberty Media Corporation 2017 Omnibus Incentive Plan (the “2017 Plan”), as of close of business on May 24, 2022, the effective date of the 2022 Plan. Any forfeited shares from the 2017 Plan shall also be available again under the 2022 Plan. Awards generally vest over 1-5 years and have a term of 7-8 years. Liberty Media issues new shares upon exercise of equity awards.

At the time of the Split-Off, the Awards are expected to be exchanged into RSAs, RSUs and stock options to purchase shares of Liberty Live Group common stock.

Included in selling, general and administrative expenses in the accompanying condensed combined statements of operations are $1,725 thousand and $994 thousand of stock-based compensation during the three months ended September 30, 2025 and 2024, respectively, and $3,668 thousand and $2,981 thousand of stock-based compensation during the nine months ended September 30, 2025 and 2024, respectively. Included in cost of revenue is $7,165 thousand of stock-based compensation during the nine months ended September 30, 2024. No stock-based compensation expense was recorded in cost of revenue during the nine months ended September 30, 2025.

In connection with the acquisition of Quint, Quint issued replacement warrants valued in total at $21,499 thousand, $14,334 thousand of which was included as part of the total consideration transferred and $7,165 thousand related to the post acquisition period. The $7,165 thousand in warrants value related to the post acquisition period was expensed immediately in the combined statement of operations given there was no further vesting required. Such amount is recorded as stock-based compensation included within cost of revenue in the condensed combined statements of operations for the nine months ended September 30, 2024.

Liberty Live — Grants of Awards

During the nine months ended September 30, 2025, Liberty Media granted 24 thousand options to purchase shares of Series C Liberty Live common stock to its Chief Executive Officer in connection with his employment arrangement. Such options had a GDFV of $30.40 per share and vest equally over five years. During the nine months ended September 30, 2024, Liberty Media granted 71 thousand options to purchase shares of Series C Liberty Live common stock to its employees. Such options had a weighted average GDFV of $16.05 per share and mainly cliff vested in December 2024. Liberty Media did not grant any options to purchase shares of Series A or Series B Liberty Live common stock during the nine months ended September 30, 2025 and 2024.

Also during the nine months ended September 30, 2025, Liberty Media granted 62 thousand time-based RSUs of Series C Liberty Live common stock to its Chief Executive Officer in connection with his employment arrangement. The RSUs have a weighted average GDFV of $76.45 per share and cliff vest on December 15, 2029.

The Company has calculated the GDFV for all of its equity classified options using the Black-Scholes Model. The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of Liberty Live common stock and its predecessor Liberty

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

SiriusXM common stock. The Company uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Liberty Live — Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Live common stock granted to certain officers, employees and directors, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Liberty Live
	Series C
			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(thousands)	WAEP	life		(in thousands)
Options outstanding at January 1, 2025	1,230	$42.68
Granted	24	$76.45
Exercised	(72)	$41.48
Forfeited/Cancelled	—	$—
Options outstanding at September 30, 2025	1,182	$43.42	2.4	years	$63,281
Options exercisable at September 30, 2025	1,102	$43.05	2.2	years	$59,418

As of September 30, 2025, there were no outstanding options to purchase shares of Series A or Series B Liberty Live common stock.

As of September 30, 2025, the total unrecognized compensation cost related to unvested Liberty Live Awards was approximately $6.2 million. Such amount will be recognized in the Company’s combined statements of operations over a weighted average period of approximately 3.0 years.

As of September 30, 2025, 1.2 million shares of Series C Liberty Live common stock were reserved by Liberty Media for issuance under exercise privileges of outstanding stock options.

Liberty Live — Exercises

The aggregate intrinsic value of all Series C Liberty Live options exercised during the nine months ended September 30, 2025 and 2024 was $2.9 million and $1.3 million, respectively.

Liberty Live — Restricted Stock and Restricted Stock Units

Liberty Media had approximately 134 thousand unvested RSAs and RSUs of Liberty Live common stock held by certain directors, officers and employees as of September 30, 2025. These Series C unvested RSAs and RSUs of Liberty Live common stock had a weighted average GDFV of $65.57 per share.

The aggregate fair value of all RSAs and RSUs of Liberty Live common stock that vested during the nine months ended September 30, 2025 and 2024 was $1.1 million and $934 thousand, respectively.

(9) Commitments and Contingencies

Quint operates in many different jurisdictions globally that require revenue generating entities to comply with regulations including value-added tax and sales and use tax. In 2023, Quint identified exposure as it relates to certain jurisdictions whereby either Quint was not properly registered, or the historical compliance returns filed with the different jurisdictions were incomplete or inaccurate. Quint has recognized a total estimated liability for a probable loss of approximately $27,684 thousand as of September 30, 2025, $14,586 thousand of which is recorded in accrued liabilities,

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

and $13,098 thousand is recorded in other long-term liabilities in the condensed combined balance sheets. Of the total $27,684 thousand liability, $19,893 thousand was recorded prior to the Company’s acquisition of Quint, $1,357 thousand was recognized as a benefit and $1,354 thousand was recognized as an expense during the three months ended September 30, 2025 and 2024, respectively, and $3,205 thousand and $4,085 thousand was recognized as an expense during the nine months ended September 30, 2025 and 2024, respectively, within cost of revenue in the condensed combined statements of operations. As Quint continues to work to become compliant within these jurisdictions, additional exposure of taxes, interest and penalties is reasonably possible but Quint is currently unable to assess the ultimate outcome and is unable to reasonably estimate any range of additional loss in excess of the estimated liability it has currently recognized.

General Litigation

The Company has contingent liabilities at times related to legal and tax proceedings and other matters arising in the ordinary course of business other than those matters previously discussed. Although it is reasonably possible the Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying combined financial statements.

(10) Related Party Transactions

Quint, Delta Topco Limited (the parent company of Formula 1), and Dorna Sports, S.L. (the parent company of MotoGP) are related parties through Liberty Media’s common control. Quint maintains rightsholder agreements with Formula 1 and MotoGP to execute, produce and fulfill experiential packages utilizing their naming rights and the event tickets purchased from Formula 1, MotoGP, race promoters and other third parties to market and sell these packages to third-parties, which are disclosed in the condensed combined statement of operations as related party cost of revenue. Quint also earns commissions on the sale of certain Formula 1 and MotoGP event tickets, which are disclosed in the condensed combined statement of operations as related party revenue, net.

(11) Segment Information

The Company, through its ownership of Quint and Live Nation, is primarily engaged in the entertainment and hospitality industries. The Company identifies its reportable segments as those operating segments that represent 10% or more of its combined annual revenue, annual Adjusted OIBDA (as defined below) or total assets.

The Company’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, cost of revenue, operating expenses, selling, general and administrative expenses, and Adjusted OIBDA. In addition, the Company reviews nonfinancial measures such as website traffic.

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring, acquisition costs and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

The Company has identified the following as its reportable segments:

●	Quint — Quint designs and develops ticket-inclusive experiential hospitality packages (including on or off-site experiences, transportation, and hotel accommodations) throughout the world.
●	Live Nation — Live Nation believes it is the world’s leading live entertainment company.

As of December 31, 2024, Live Nation met the Company’s reportable segment threshold for equity method affiliates. See note 5 for segment disclosures related to Live Nation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies.

Revenue

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. Quint’s customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed combined statements of operations as the services are provided.

As of January 1, 2025, the Company had deferred revenue of $126,752 thousand, of which $26,133 thousand and $122,792 thousand was recognized as revenue during the three and nine months ended September 30, 2025, respectively. As of January 1, 2024, the Company had deferred revenue of zero, and subsequent to the acquisition of Quint on January 2, 2024, the Company had current deferred revenue of $122,620 thousand, of which $14,584 thousand and $114,112 thousand was recognized as revenue during the three and nine months ended September 30, 2024. Changes in the deferred revenue balance for the Company were not materially impacted by other factors.

The Company anticipates recognizing revenue from the delivery of performance obligations that extend beyond one year of approximately $2,622 thousand in the remainder of 2025. All amounts in years thereafter are considered immaterial.

The Company applies certain practical expedients as permitted and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced, or variable consideration allocated to wholly unsatisfied performance obligations. The majority of the Company’s performance obligations have expected durations of one year or less.

Performance Measures

	Three months ended
	September 30, 2025
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$61,729	—	61,729
Cost of revenue	(49,035)	—	(49,035)
Selling, general and administrative expenses (excluding stock-based compensation)	(14,051)	(7,178)	(21,229)
Adjusted OIBDA	$(1,357)	(7,178)	(8,535)

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

	Nine months ended
	September 30, 2025
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$247,391	—	247,391
Cost of revenue	(200,997)	—	(200,997)
Selling, general and administrative expenses (excluding stock-based compensation)	(43,167)	(16,695)	(59,862)
Adjusted OIBDA	$3,227	(16,695)	(13,468)

	Three months ended
	September 30, 2024
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$64,155	—	64,155
Cost of revenue (excluding stock-based compensation)	(55,718)	—	(55,718)
Selling, general and administrative expenses (excluding stock-based compensation and acquisition costs)	(12,921)	(1,976)	(14,897)
Adjusted OIBDA	$(4,484)	(1,976)	(6,460)

	Nine months ended
	September 30, 2024
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$236,173	—	236,173
Cost of revenue (excluding stock-based compensation)	(195,721)	—	(195,721)
Selling, general and administrative expenses (excluding stock-based compensation and acquisition costs)	(39,218)	(4,086)	(43,304)
Adjusted OIBDA	$1,234	(4,086)	(2,852)

Other Information

	September 30, 2025
		Investments
	Total	in
	assets	affiliates

	amounts in thousands
Quint	$447,907	—
Corporate and other	1,429,937	681,170
Combined Liberty Live	$1,877,844	681,170

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Combined Financial Statements (unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Combined segment Adjusted OIBDA	$(8,535)	(6,460)	(13,468)	(2,852)
Stock-based compensation	(1,725)	(994)	(3,668)	(10,146)
Depreciation and amortization	(6,531)	(6,973)	(19,588)	(20,932)
Acquisition costs	—	(77)	—	(853)
Operating income (loss)	(16,791)	(14,504)	(36,724)	(34,783)
Interest expense	(7,388)	(7,435)	(22,147)	(21,783)
Dividend and interest income	4,042	5,835	12,526	16,911
Share of earnings (loss) of affiliates, net	125,156	127,878	198,052	182,925
Realized and unrealized gains (losses), net	(175,735)	(93,838)	(481,559)	(74,556)
Other, net	(618)	1,503	(1,405)	3,519
Earnings (loss) before income taxes	$(71,334)	19,439	(331,257)	72,233

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to the Split-Off (as defined below), our projected sources and uses of cash, fluctuations in interest rates and stock prices, the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

●	historical financial information and pro forma financial information may not be representative of future results;

●	there may be significant transaction costs in connection with the Split-Off;

●	we may not realize the potential benefits of the Split-Off in the near term or at all;

●	an active trading market for our common stock may not develop;

●	the market value of our common stock is uncertain;

●	the satisfaction of all conditions to the Split-Off;

●	the Split-Off may not be consummated;

●	there may be liabilities that are not known, probable or estimable at this time;
●	the Split-Off may result in the diversion of management’s time and attention to issues relating to the Split-Off;
●	risks related to the Investment Company Act of 1940, as amended (the “Investment Company Act”);

●	risks related to disruption of management time from ongoing business operations due to the Split-Off;

●	risks inherent to the business may result in additional strategic and operational risks, which may impact our risk profile, which we may not be able to mitigate effectively;

●	our ability to obtain additional financing on acceptable terms and cash in amounts sufficient to service debt and other financial obligations;

●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of such subsidiaries to react to changes in the economy or their industry;

●	the success of Live Nation Entertainment, Inc. (“Live Nation”) and QuintEvents, LLC (“Quint”) and their popularity with audiences;

●	our and our subsidiaries’ ability to realize the benefits of acquisitions or other strategic investments;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by Live Nation and Quint;
●	our overlapping directors and management with Liberty Broadband Corporation, Liberty Media (as defined below) and GCI Liberty, Inc.;
●	the outcome of pending or future litigation;

●	the operational risks of our subsidiaries and business affiliates with international operations;

●	our ability to use net operating loss, disallowed business interest and tax credit carryforwards to reduce future tax payments;

●	the degradation, failure or misuse of our information systems;

●	our subsidiaries’ and business affiliates’ ability to comply with government regulations, including, without limitation competition laws and adverse outcomes from regulatory proceedings;

●	the regulatory and competitive environment of the industries in which we operate;

●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

●	the ability of Live Nation and its ticketing clients to anticipate or respond to changes in consumer preferences;

●	changes in the nature of Live Nation’s and Quint’s relationships between key promoters, executives, agents, managers, artists and clients;

●	the ability of Live Nation to maintain or increase its current revenue in the face of intense competition in the live music and ticketing industries;

●	economic and other factors affecting entertainment, sporting and leisure events;

●	the ability of Live Nation to lease, acquire and develop live music venues;

●	the risk of personal injury or other claims in connection with Live Nation’s live music events and Quint’s sports and entertainment events;

●	the risk of poor weather adversely affecting attendance at Live Nation’s live music events and Quint’s sports and entertainment events;

●	the impact of events involving the assets and business market value of our common stock;

●	fluctuations in currencies against the U.S. dollar;

●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest; and

●	geopolitical incidents, accidents, terrorist acts, international conflicts, natural disasters, including the effects of climate change, or other events that cause one or more events to be canceled or postponed, are not covered by insurance, or cause reputational damage to our subsidiaries and business affiliates.

For additional risk factors, please see “Risk Factors” in our prospectus filed on November 4, 2025 with the Securities and Exchange Commission (“SEC”), as part of our Registration Statement on Form S-4 (File No. 333-288960) (the “Registration Statement”). These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information regarding the historical combined results of operations and financial condition of Liberty Live Holdings, Inc. (“Liberty Live”, the “Company”, “us”, “we”, or “our”). This discussion should be read in conjunction with our accompanying condensed combined financial statements and the notes thereto and our audited combined financial statements for the year ended December 31, 2024 in the Registration Statement.

Split-Off of Liberty Live from Liberty Media

In November 2024, the board of directors of Liberty Media Corporation (“Liberty Media” or “Parent”) authorized Liberty Media management to pursue a plan to splitoff the Liberty Live Group (the “Split-Off”). Immediately prior to effecting the Split-Off, Liberty Media’s subsidiary Quint, interests in certain private assets and cash will be reattributed from the Formula One Group to the Liberty Live Group in exchange for interests in certain other private assets (the “Reattribution” and such assets, the “Reattributed Assets”). Any cash consideration will be determined at a future date based on relative valuations of the assets that are being reattributed. Liberty Media will effect the Split-Off through the redemption of Liberty Media’s Liberty Live common stock in exchange for common stock of a newly formed company called Liberty Live Holdings, Inc. Liberty Media will redeem each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of Liberty Live Group common stock of Liberty Live.

Liberty Live will beneficially own approximately 69.6 million shares of Live Nation common stock, Quint, interests in certain private assets currently attributed or to be attributed to Liberty Live Group, corporate cash and debt obligations attributed to the Liberty Live Group, together with other assets as may be determined by Liberty Media prior to the Split-Off. Liberty Media will contribute a to be determined amount of corporate cash to Liberty Live in connection with the Split-Off.

In contemplation of the Split-Off, the Company filed the Registration Statement with the SEC that became effective on November 2, 2025. By virtue of the Registration Statement having gone effective, the Company is required to file a Form 10-Q for the quarter ended September 30, 2025.

Liberty Live is a newly formed, wholly owned subsidiary of Liberty Media. Upon the completion of the Split-Off, Liberty Live’s principal assets will consist of the businesses, assets and liabilities attributed to Liberty Media’s Liberty Live Group immediately prior to the redemption of each outstanding share of Liberty Media’s Series A Liberty Live common stock, par value $0.01 per share, Series B Liberty Live common stock, par value $0.01 per share, and Series C Liberty Live common stock, par value $0.01 per share, for one share of the corresponding series of Liberty Live Group common stock of Liberty Live (which, for the avoidance of doubt, excludes Liberty Media’s interests in certain private assets, but includes, among other businesses, assets and liabilities, the Reattributed Assets), including, among others (1) all of Liberty Media’s shares of Live Nation common stock, (2) corporate cash, (3) Liberty Media’s interests in certain private assets, including the Reattributed Assets, (4) Liberty Media’s 2.375% Exchangeable Senior Debentures due 2053, (5) a margin loan (which is undrawn as of the date hereof) incurred by a wholly owned special purpose subsidiary of Liberty Media, which is secured by shares of Live Nation common stock, and (6) the 2025 Forward Contracts (as defined below).

Upon completion of the Split-Off, Liberty Media and Liberty Live will operate as separate, publicly traded companies, and neither is expected to have any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty Media and Liberty Live will enter into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a services agreement, an aircraft time sharing agreement and a facilities sharing agreement (the “Ancillary Agreements”) in addition to a reorganization agreement and a tax sharing agreement.

The reorganization agreement will provide for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Live and Liberty Media with respect to and resulting from the Split-Off. The tax sharing agreement will provide for the allocation and indemnification of tax liabilities and benefits between Liberty Media and Liberty Live and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media will provide Liberty Live with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Live will reimburse Liberty Media for direct, out-of-pocket expenses and will pay a services fee to Liberty Media under the services agreement that is subject to adjustment quarterly, as necessary. Under the facilities sharing agreement, Liberty Live will share office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters. The aircraft time sharing agreement will provide for Liberty Media to lease certain aircraft that it or its subsidiaries own to Liberty Live for use on a periodic, non-exclusive time sharing basis.

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group each reporting period based on an estimate of time spent. The Liberty Live Group paid $6.7 million and $1.2 million during the three months ended September 30, 2025 and 2024, respectively, and $14.2 million and $4.4 million during the nine months ended September 30, 2025 and 2024, respectively, for shared services and other directly incurred expenses, which are reflected in the condensed combined statements of operations in selling, general and administrative expenses. Following the Split-Off, we anticipate the amount allocated to Liberty Live through the Ancillary Agreements to be approximately $7.5 million annually. Liberty Live expects to incur additional corporate overhead expenses primarily related to being a standalone public company of approximately $8.0 million annually.

Overview

Quint designs, develops, and sells official ticket-inclusive hospitality and single to multi-day experiential packages (including on or off-site experiences, transportation, and hotel accommodations) throughout the world, and is a reportable segment. Live Nation believes it is the largest producer of live music concerts in the world, it is the world’s leading live entertainment ticketing sales and marketing company, its global footprint is one of the world’s largest music advertising networks for corporate brands and includes one of the world’s leading ecommerce websites. As a result, Live Nation believes it is the largest live entertainment company in the world, connecting over 788 million fans across all of its concerts and ticketing platforms in 51 countries during 2024, and is a reportable segment. Our “Corporate and other” category includes corporate activity along with various equity investments.

Economic Conditions

A weak or uncertain economy in the U.S. or globally could adversely affect demand for Live Nation’s and Quint’s services and events. Live Nation’s and Quint’s businesses depend on discretionary consumer and corporate spending, which typically falls during times of economic recession or instability. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact Live Nation’s and Quint’s operating results. There remains a high level of uncertainty in the current macroeconomic and geopolitical environments. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. If economic and financial market conditions in the U.S. or other key markets, including Europe, continue to be uncertain or deteriorate, customers may respond by suspending, delaying or further reducing their discretionary spending. A reduction in discretionary spending could adversely affect revenue through reduced live-entertainment and sporting event expenditures. Accordingly, the ability of Live Nation and/or Quint to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflation, which has significantly risen, may increase operational costs, including labor costs, and elevated interest rates or further increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact Live Nation’s and Quint’s operating results. These factors can affect attendance at Live Nation’s and Quint’s events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of Live Nation’s and Quint’s venues, events and the industry. There can be no assurance that consumer and corporate spending will not be adversely impacted by ongoing uncertainty in the macroeconomic and political environments, or by any future deterioration in such environments, thereby possibly impacting Live Nation’s and Quint’s operating results and growth.

Results of Operations

General. Provided in the tables below is information regarding the historical Combined Operating Results and Other Income and Expense of Liberty Live.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Revenue	$61,729	64,155	247,391	236,173
Cost of revenue (excluding stock-based compensation)	49,035	55,718	200,997	195,721
Selling, general and administrative expenses (excluding stock-based compensation and acquisition costs)	21,229	14,897	59,862	43,304
Stock-based compensation	1,725	994	3,668	10,146
Depreciation and amortization	6,531	6,973	19,588	20,932
Acquisition costs	—	77	—	853
Operating income (loss)	(16,791)	(14,504)	(36,724)	(34,783)

Interest expense	(7,388)	(7,435)	(22,147)	(21,783)
Dividend and interest income	4,042	5,835	12,526	16,911
Share of earnings (loss) of affiliates, net	125,156	127,878	198,052	182,925
Realized and unrealized gains (losses) on financial instruments, net	(175,735)	(93,838)	(481,559)	(74,556)
Other income (expense), net	(618)	1,503	(1,405)	3,519
	(54,543)	33,943	(294,533)	107,016
Net earnings (loss) before income taxes	(71,334)	19,439	(331,257)	72,233
Income tax (expense) benefit	15,600	(4,158)	65,724	(15,607)
Net earnings (loss)	$(55,734)	15,281	(265,533)	56,626

Revenue. The Company designs and develops ticket-inclusive experiential hospitality packages (including on or off-site experiences, transportation, and hotel accommodations) to major sporting and lifestyle events held globally. Revenue decreased $2,426 thousand and increased $11,218 thousand during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year.

The decrease in revenue for the three months ended September 30, 2025, compared to the same period in the prior year, was attributable to a decrease of $2,712 thousand related to hotel room packages for certain music festivals and a decrease of $1,645 thousand related to a mixed martial arts event package in the prior period that occurred in a different period in the current year. These decreases were partially offset by an increase of $2,109 thousand related to Formula 1, primarily due to incremental product offerings and increased prices for experiential packages despite having one fewer race in the period.

The increase in revenue for the nine months ended September 30, 2025, compared to the same period in the prior year, was attributable to an increase of $15,401 thousand related to Formula 1, primarily due to incremental product offerings and increased prices for hospitality and experiential packages, an increase of $7,650 thousand related to NBA-related programs, primarily due to an additional international game held in Paris compared to the prior year, as well as incremental experiential product offerings, and an increase of $2,247 thousand related to MotoGP, due to two additional races in the current year compared to the prior year and incremental hospitality and experiential package sales. These increases were partially offset by a decrease in revenue tied to the Kentucky Derby of $11,436 thousand, due to lower demand in the current year as compared to the prior year (which had increased demand related to the 150th Anniversary of the Kentucky Derby), and a decrease related to the Super Bowl of $3,225 thousand, due to a reduction in experiential package offerings compared to the prior year.

Cost of revenue, excluding stock-based compensation. Cost of revenue primarily includes the direct costs to execute and fulfill experiential packages including ticket, hospitality, hotel and transportation costs. Cost of revenue decreased $6,683 thousand and increased $5,276 thousand for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, and as a percentage of revenue decreased from 87% to 79% for the three months ended September 30, 2024 and 2025, respectively, and decreased from 83% to 81%, for the nine months ended September 30, 2024 and 2025, respectively.

For the three months ended September 30, 2025, the decrease was primarily due to lower expenses related to hotel operations of $3,130 thousand, primarily due to the offsetting reduction in room costs at certain music festivals, $2,630 thousand of costs associated with a NASCAR race held in the prior year and not in the current year, and $1,273 thousand related to the above mentioned mixed martial arts event.  These decreases were partially offset by increases at Formula 1 of $1,951 thousand and MotoGP of $700 thousand, all associated with increases in revenue, as discussed above.

For the nine months ended September 30, 2025, the increase was primarily due to higher expenses related to Formula 1 of $12,290 thousand, NBA-related programs of $6,589 thousand, and MotoGP of $2,208 thousand, all associated with increases in revenue, as discussed above, partially offset by a decrease in expenses related to the Kentucky Derby of $6,445 thousand, the Super Bowl of $2,007 thousand and hotel room packages of $1,672 thousand, due to lower demand and experiential package offerings, as discussed above.

Selling, general and administrative expenses, excluding stock-based compensation and acquisition costs (“SG&A”). SG&A includes personnel costs, marketing costs, software license fees, commissions paid to internal and external sales representatives, interchange fees incurred on credit card transactions and office expenses including rent. SG&A increased $6,332 thousand and $16,558 thousand for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year.

The increase for the three months ended September 30, 2025 was primarily due to higher professional services fees of $3,015 thousand related to the Split-Off and higher allocation of services from Liberty Media of $1,655 thousand at the corporate level primarily related to Liberty Media employees spending more time working on the Company related to the Split-Off, and to increases at Quint of $630 thousand primarily related to marketing and compliance fees and $480 thousand for personnel costs.

The increase for the nine months ended September 30, 2025 was primarily due to higher professional services fees of $7,638 thousand related to the Split-Off and higher allocation of services from Liberty Media of $3,297 thousand at the corporate level primarily related to Liberty Media employees spending more time working on the Company related to the Split-Off, and increases at Quint of $1,693 thousand for personnel costs and $1,298 thousand primarily related to marketing and compliance fees.

Stock-based compensation. Stock-based compensation increased $731 thousand and decreased $6,478 thousand for the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. The decrease for the nine months ended September 30, 2025 was primarily due to a one-time compensation expense recorded on January 2, 2024 related to accelerated vesting of certain outstanding warrants at Quint (see note 8 to the accompanying condensed combined financial statements for additional information).

Depreciation and amortization. Depreciation and amortization remained relatively flat for the three and nine months ended September 30, 2025, as compared to the same periods in the prior year.

Acquisition costs. Acquisition costs of $77 thousand and $853 thousand were recorded during the three and nine months ended September 30, 2024, respectively, related to the acquisition of Quint on January 2, 2024.

Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, it also discloses Adjusted OIBDA, which is a non-GAAP financial measure. Adjusted OIBDA is defined as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition costs and impairment charges. Liberty Live’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate Liberty Live’s businesses and make decisions about allocating resources among Liberty Live’s businesses. Liberty Live believes this is an important indicator of the operational strength and performance of Liberty Live’s businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows Liberty Live to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Operating income (loss)	$(16,791)	(14,504)	(36,724)	(34,783)
Depreciation and amortization	6,531	6,973	19,588	20,932
Stock-based compensation	1,725	994	3,668	10,146
Acquisition costs	—	77	—	853
Adjusted OIBDA	$(8,535)	(6,460)	(13,468)	(2,852)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Quint	$(1,357)	(4,484)	3,227	1,234
Corporate and other	(7,178)	(1,976)	(16,695)	(4,086)
Adjusted OIBDA	$(8,535)	(6,460)	(13,468)	(2,852)

Combined Adjusted OIBDA loss increased $2,075 thousand and $10,616 thousand during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year.

Quint Adjusted OIBDA loss decreased $3,127 thousand and Adjusted OIBDA increased $1,993 thousand during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. Adjusted OIBDA was impacted by the above discussed fluctuations in revenue and expenses.

Corporate and Other Adjusted OIBDA loss increased $5,202 thousand and $12,609 thousand during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year.  The increases in losses were impacted by the above discussed fluctuations in SG&A expenses.

Interest Expense. Interest expense remained relatively flat during the three and nine months ended September 30, 2025, as compared to the same periods in the prior year.

Dividend and interest income. Dividend and interest income decreased $1,793 thousand and $4,385 thousand during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year, primarily due to lower interest rates and invested cash balances compared to the prior year.

Share of earnings (loss) of affiliates, net. The Company’s share of earnings of affiliates, net decreased $2,722 thousand and increased $15,127 thousand during the three and nine months ended September 30, 2025, respectively, as compared to the same periods in the prior year. Share of earnings (losses) from affiliates, net is primarily attributable to the Company’s ownership interest in Live Nation. Upon the Company’s initial investment in Live Nation, the Company allocated the excess basis, between the book basis of Live Nation and fair value of the shares acquired and ascribed remaining useful lives to amortizable intangible assets and deferred taxes. As of September 30, 2025, amortizable intangible assets had a remaining weighted average useful life of 6.4 years. Amortization related to intangible assets with identifiable useful lives is included in the Company’s share of earnings (loss) of affiliates, net line item in the accompanying condensed combined statements of operations and aggregated $5,327 thousand and $8,341 thousand, net of related taxes, for the three months ended September 30, 2025 and 2024, respectively, and $14,517 thousand and $24,381 thousand, net of related taxes, for the nine months ended September 30, 2025 and 2024, respectively. The decrease in amortization was related to the full amortization of certain historical excess cost amounts.

The following is a discussion of Live Nation’s results of operations. Live Nation is a separate publicly traded company and additional information about Live Nation can be obtained through its website and public filings. In order to provide a better understanding of Live Nation’s operations, we have included a summarized presentation of Live Nation’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in millions
Revenue	$8,499	7,651	18,888	17,474
Operating expenses:
Direct operating expenses	(6,438)	(5,780)	(13,903)	(12,840)
Selling, general and administrative expenses	(1,008)	(1,005)	(2,790)	(2,913)
Depreciation and amortization	(166)	(137)	(474)	(407)
Corporate and other expenses	(95)	(89)	(327)	(250)
Operating income (loss)	792	640	1,394	1,064
Interest expense	(80)	(88)	(233)	(249)
Interest income	37	36	109	124
Other income (expense), net	(19)	(2)	(54)	102
Earnings (loss) before income taxes	730	586	1,216	1,041
Income tax (expense) benefit	(252)	(70)	(389)	(192)
Net earnings (loss)	478	516	827	849
Less net earnings (loss) attributable to noncontrolling interests	47	64	129	154
Net earnings (loss) attributable to Live Nation stockholders	$431	452	698	695

Revenue. Live Nation’s revenue increased $848 million and $1.4 billion during the three and nine months ended September 30, 2025, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2025 was driven by increased revenue in the Concerts segment of $702 million, Ticketing segment of $104 million and Sponsorship & Advertising segment of $52 million. Concerts revenue increased primarily due to more stadium shows and fans. Concerts had incremental revenue of $275 million during the three months ended September 30, 2025 from acquisitions and new venues. Ticketing revenue increased primarily due to higher primary ticket sales in North America and Latin America markets. Sponsorship & Advertising revenue increased primarily due to increased sponsorship activity in North America and mainland Europe, notably for Live Nation’s operated venues and festivals as well as ticket onsale deals.

The increase for the nine months ended September 30, 2024 was driven by increased revenue in the Concerts segment of $1.3 billion, Ticketing segment of $87 million and Sponsorship & Advertising segment of $86 million. Concerts revenue increased primarily due to more stadium shows and fans. Concerts had incremental revenue of $413 million during the nine months ended September 30, 2025 from acquisitions and new venues. Ticketing revenue increased primarily due to higher primary ticket sales in North America and international markets. Sponsorship & Advertising revenue increased primarily due to increased sponsorship activity in North America and international markets, notably for Live Nation’s operated venues and festivals as well as ticket onsale deals.

Operating Income. Operating income increased $152 million and $330 million during the three and nine months ended September 30, 2025, respectively, as compared to the same periods of the prior year. The increase for the three months ended September 30, 2025 was primarily driven by a $91 million increase in Concerts operating income, primarily driven by higher revenue as discussed above and lower acquisition expenses, partially offset by an increase in direct operating expenses to support more stadium shows and fan growth at events, higher selling, general and administrative expenses related to additional headcount and compensation expense, and higher depreciation and amortization expense related to capital expenditures incurred to support the increased operations. Ticketing operating income increased $45 million driven by an increase in revenue as discussed above partially offset by higher selling, general and administrative expenses due to increased investments in research and development, cybersecurity and cloud computing. Additionally, Sponsorship & Advertising operating income increased $34 million primarily due to increased revenue from sponsorship activity discussed above.

The increase for the nine months ended September 30, 2025 was primarily driven by a $373 million increase in Concerts operating income, primarily driven by revenue as discussed above, and the nonrecurring Astroworld estimated loss contingencies in the prior year, as well as lower acquisition expenses, mostly due to contingent consideration changes in the prior year. These were partially offset by increased direct operating expenses to support more stadium shows and fan growth at events, higher depreciation and amortization expense related to capital expenditures incurred to support the increased operations and higher stock-based compensation. Sponsorship & Advertising operating income increased $48 million due to increased revenue from sponsorship activity discussed above.  These increases were partially offset by higher certain acquisition expenses of $78 million.

Other income (expense), net. For the three months ended September 30, 2025, Live Nation had other expense, net of $14 million, which primarily consisted of net foreign exchange rate losses of $25 million, partially offset by mark to market adjustments for certain investments in nonconsolidated affiliates of $10 million. For the three months ended September 30, 2024, Live Nation had other income, net of $12 million which included net foreign exchange rate gains of $12 million. For the nine months ended September 30, 2025, Live Nation had other expense, net of $53 million, which primarily consisted of net foreign exchange rate losses of $59 million. For the nine months ended September 30, 2024, Live Nation had other income, net of $110 million, which primarily included mark to market adjustments for certain investments in nonconsolidated affiliates of $95 million and net foreign exchange rate gains of $15 million.

Income Taxes. For the nine months ended September 30, 2025, Live Nation had tax expense of $389 million on earnings before income taxes of $1.2 billion compared to tax expense of $191 million on earnings before income taxes of $1.0 billion for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, income tax expense consisted of $251 million related to foreign entities, $112 million related to United States federal taxes and $26 million related to state and local income taxes. The net increase of $198 million is attributable to an increase in non-deductible expenses in the United States primarily related to legal matters as well as an increase in performance share awards vesting during 2025.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024

	amounts in thousands
Equity securities	$—	—	(6,943)	14,737
Financial instrument liabilities	(60,000)	—	(149,914)	(11,715)
Debt	(115,735)	(93,838)	(324,702)	(77,578)
	$(175,735)	(93,838)	(481,559)	(74,556)

The changes in these accounts are primarily due to changes in market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see note 7 to the accompanying condensed combined financial statements for additional discussion related to debt). Realized and unrealized losses increased $81,897 thousand and $407,003 thousand for the three and nine months ended September 30, 2025, respectively, compared to the corresponding periods in the prior year. The increases were primarily due to increases in unrealized losses related to a derivative instrument entered into during the second quarter of 2025 (“2025 Forward Contracts”) (see note 7 to the accompanying condensed combined financial statements) and increases in unrealized losses on the 2.375% Exchangeable Senior Debentures due 2053, primarily attributable to an increase in the market value of Live Nation’s common stock.

Other income (expense), net. Other income, net decreased $2,121 thousand and $4,924 thousand during the three and nine months ended September 30, 2025, respectively, as compared to the same period in the prior year, primarily due to losses on dilution of investments in affiliates compared to gains in the prior year.

Income taxes. Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and nine months ended September 30, 2025 and 2024 are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Earnings (loss) before income taxes	$(71,334)	19,439	(331,257)	72,233
Income tax (expense) benefit	$15,600	(4,158)	65,724	(15,607)
Effective income tax rate	22%	21%	20%	22%

During the three and nine months ended September 30, 2025 and 2024, income tax benefit (expense) was substantially similar to the U.S. statutory rate of 21%.

Net earnings (loss). The Company had net losses of $55,734 thousand and net earnings of $15,281 thousand for the three months ended September 30, 2025 and 2024, respectively, and net losses of $265,533 thousand and net earnings of $56,626 thousand for the nine months ended September 30, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the fluctuations in Liberty Live’s revenue, expenses and other gains and losses, as described above.

Liquidity and Capital Resources

As of September 30, 2025, the Company’s liquidity position included the following:

Cash and cash
equivalents
amounts in thousands
Quint	$78,496
Corporate and other	297,347
Total Liberty Live	$375,843

Substantially all of its cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

The following are potential sources of liquidity: available cash balances, cash generated by Quint operating activities (to the extent such cash exceeds Quint’s working capital needs and is not otherwise restricted), net proceeds from asset sales, debt borrowings, available borrowing capacity under a margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”), the 2025 Forward Contracts and interest and dividend receipts.

As of September 30, 2025, the Company had $400 million available under the Live Nation Margin Loan.

The Company is in compliance with all financial debt covenants as of September 30, 2025.

	Nine months ended
	September 30,
	2025	2024

Cash Flow Information	amounts in thousands
Net cash provided (used) by operating activities	$(28,903)	(35,156)
Net cash provided (used) by investing activities	$(3,546)	(97,473)
Net cash provided (used) by financing activities	$(2,250)	287,906

During the nine months ended September 30, 2025, the Company’s primary use of cash was for operations, including cash paid for interest expense. During the nine months ended September 30, 2024, the Company’s primary source of cash was parent contributions of $306,478 thousand, and the Company’s primary use of cash was $205,211 thousand for the acquisition of Quint, net of cash acquired.

The Company’s projected uses of cash for the remainder of the year, outside of normal operating expenses (inclusive of tax payments), are interest payments of approximately $7,310 thousand and fees to Liberty Media for providing certain services pursuant to the Ancillary Agreements. The Company expects to fund its projected uses of cash with cash on hand, cash provided by operations, and debt borrowings under the Live Nation Margin Loan. Liberty Live believes that the available sources of liquidity are sufficient to cover its projected future uses of cash.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Liberty Live is exposed to market risk in the normal course of business due to ongoing investing and financial activities and the conduct of operations. Market risk refers to the risk of loss arising from adverse changes in stock prices and interest rates. The risk of loss can be assessed from the perspective of adverse changes in fair values, cash flows and future earnings. Liberty Live has established policies, procedures and internal processes governing its management of market risks and the use of financial instruments to manage its exposure to such risks.

Liberty Live is exposed to changes in interest rates primarily as a result of its borrowing activities, which include fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of its long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty Live manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt. Liberty Live believes this best protects its business from interest rate risk. Liberty Live may achieve this mix by (i) issuing fixed rate debt that it believes has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when deemed appropriate.

As of September 30, 2025, Liberty Live had $1,150,000 thousand principal amount of fixed rate debt with a weighted average interest rate of 2.375%, and no outstanding variable rate debt.

Additionally, our stock in Live Nation (an equity method affiliate), a publicly traded security, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements, and had the market price of such security been 10% lower at September 30, 2025, the aggregate value of such security would have been $1,138,000 thousand lower.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Registration Statement includes “Legal Proceedings” under the section entitled “Description of Business of Liberty Live.” There have been no material changes to the legal proceedings described in the Registration Statement, except as described below.

Department of Justice Complaint

In May 2024, the United States Department of Justice, Antitrust Division, together with the attorneys general of twenty-nine states plus the District of Columbia, filed a civil antitrust complaint (the “Complaint”) against Live Nation Entertainment, Inc. and Ticketmaster in the United States District Court for the Southern District of New York alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. The United States filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs but not otherwise materially amending the claims asserted in the lawsuit. The Complaint requests various forms of relief for the alleged violations, including without limitation the divestiture of Ticketmaster by Live Nation, cancellation of certain ticketing contracts, enjoining Live Nation from engaging in anticompetitive practices, and other forms of relief. Twenty-four states also seek damages for their citizens allegedly caused by anticompetitive ticketing practices.

As of this date, discovery is substantially completed. The 24 states seeking damages have disclosed a damages study asserting that the allegedly anticompetitive ticketing practices raised ticketing fees. Live Nation contests that the alleged overcharge has occurred or was caused by anticompetitive conduct. Live Nation intends to file summary judgment motions in November 2025. Trial is currently set for March 2026.

Live Nation believes it has substantial defenses to the claims asserted in the lawsuit and will vigorously defend itself. Nevertheless, the defense or resolution of this matter could involve significant monetary costs or penalties and have a significant impact on Live Nation’s financial results and operations. There can be no assurance that Live Nation will be successful in negotiating a favorable settlement or in litigation. Any remedies or compliance requirements could adversely affect Live Nation’s ability to operate its business or have a materially adverse impact on Live Nation’s financial results. At this stage, Live Nation is unable to estimate a reasonably possible financial loss or range of any potential financial loss, if any, as a result of this litigation.

Federal Trade Commission Complaint

In September 2025, the United States Federal Trade Commission (the “FTC”), joined by the attorneys general of seven states, filed a lawsuit against Live Nation Entertainment, Inc. and Ticketmaster L.L.C. in the Central District of California. The plaintiffs allege that Live Nation and Ticketmaster advertised ticket prices to consumers that were deceptively lower than prices displayed at checkout, deceived consumers about the enforcement of advertised event ticket purchase limits and facilitated the sale of tickets unlawfully acquired by ticket brokers. The plaintiffs also allege that Live Nation violated the Better Online Ticket Sales Act and Section 5 of the FTC Act, as well as various state consumer protection statutes. The plaintiffs seek injunctive relief, statutory penalties and restitution for consumers.

Based on information presently known to management, Live Nation does not believe that a loss is probable of occurring at this time, and considerable uncertainty exists regarding the monetary penalties or other relief that the FTC could obtain in litigation. Live Nation will vigorously defend itself.

Item 1A. Risk Factors

Various risk factors applicable to the Company and its business are described under the heading “Risk Factors” in the Registration Statement, which Risk Factors are incorporated by reference into this Quarterly Report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1

Tenth Amendment to Margin Loan Agreement, dated as of September 12, 2025, by and among LMC LYV, LLC, Various Lenders, Wilmington Trust, National Association and Citibank, N.A. (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-4 filed on October 14, 2025 (File No. 333-288960).

31.1	Rule 13a-14(a)/15d-14(a) Certification*
31.2	Rule 13a-14(a)/15d-14(a) Certification*
32	Section 1350 Certification**
101.INS	XBRL Instance Document * – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)*
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

LIBERTY LIVE HOLDINGS, INC.

Date: November 13, 2025	By:	/s/ Chad R. Hollingsworth
Chad R. Hollingsworth
President, Chief Executive Officer

Date: November 13, 2025	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-4