Form 10-K
period 2025-12-31
Liberty Live Holdings, Inc.
filed 2026-02-26
CIK 2078416

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number 001-43015

LIBERTY LIVE HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

incorporation or organization)	Identification No.)
State of Nevada (State or other jurisdiction of incorporation or organization)	33-2910829 (I.R.S. Employer Identification No.)

12300 Liberty Boulevard Englewood, Colorado (Address of principal executive offices)	80112 (Zip Code)

Registrant’s telephone number, including area code: (720) 875-5200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Series A Liberty Live Group Common Stock	LLYVA	The Nasdaq Stock Market LLC
Series C Liberty Live Group Common Stock	LLYVK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging Growth Company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common stock held by non affiliates of Liberty Live Holdings, Inc. computed by reference to the last sales price of such stock, as of the closing of trading on June 30, 2025 was zero. As of June 30, 2025, Liberty Live Holdings, Inc. was a wholly owned subsidiary of Liberty Media Corporation.

The number of outstanding shares of Liberty Live Holdings, Inc.’s common stock as of January 31, 2026 was:

	Series A	Series B	Series C
Liberty Live Group common stock	25,573,685	2,530,951	63,827,033

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement for its 2026 Annual Meeting of Stockholders are hereby incorporated by reference into Part III of this Annual Report on Form 10-K.

LIBERTY LIVE HOLDINGS, INC.

2025 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Certain statements in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including our expectations regarding the business of our subsidiaries and equity affiliate, economic conditions, pending litigation, projected sources and uses of cash, fluctuations in interest rates and stock prices, the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. In particular, statements under Item 1. “Business,” Item 1A. “Risk Factors,” Item 2. “Properties,” Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” contain forward-looking statements. You can identify some of the forward-looking statements by the use of forward-looking words such as “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” “should,” “may” and other similar expressions, although not all forward-looking statements contain these identifying words. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Annual Report on Form 10-K. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

●	historical financial information and pro forma financial information may not be representative of future results;

●	risks related to costs as a result of becoming an independent public company;
●	our inter-company agreements may not be the result of arms’ length negotiations;
●	we had no operating history as a separate company prior to the Split-Off;
●	risks related to our indemnity obligations to Liberty Media (as defined below);
●	we may not realize the potential benefits of the Split-Off in the near term or at all;

●	our overlapping directors and officers with Liberty Media, Liberty Broadband Corporation (“Liberty Broadband”) and GCI Liberty, Inc. (“GCI Liberty”);
●	risks related to being a holding company;
●	risks related to the Investment Company Act of 1940, as amended (the “Investment Company Act”);

●	our and our subsidiaries’ and equity affiliate’s ability to realize the benefits of acquisitions or other strategic investments;
●	the degradation, failure or misuse of our information systems;

●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of such subsidiaries to react to changes in the economy or their industry;

●	the success of Live Nation Entertainment, Inc. (“Live Nation”) and QuintEvents, LLC (“Quint”) and their popularity with customers;

●	the outcome of pending or future litigation;

●	the operational risks of our subsidiaries and business affiliates with international operations;

●	our subsidiaries’ and business affiliates’ ability to comply with government regulations, including, without limitation competition laws and adverse outcomes from regulatory proceedings;

●	the regulatory and competitive environment of the industries in which we operate;

●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

●	the ability of Live Nation and its ticketing clients to anticipate or respond to changes in consumer preferences;

●	changes in the nature of Live Nation’s relationships between key promoters, executives, agents, managers, artists and clients and the nature of Quint’s relationships with promoters, leagues and customers;

●	the ability of Live Nation to maintain or increase its current revenue in the face of intense competition in the live music and ticketing industries;

●	economic and other factors affecting entertainment, sporting and leisure events;

●	the ability of Live Nation to lease, acquire and develop live music venues;

●	the risk of personal injury or other claims in connection with Live Nation’s live music events and Quint’s sports and entertainment events;

●	the risk of poor weather adversely affecting attendance at Live Nation’s live music events and Quint’s sports and entertainment events;
●	the risk of data losses or other breaches of Live Nation and/or Quint’s network security;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by Live Nation and Quint;

●	the market price of our common stock may be volatile;

●	fluctuations in currencies against the United States (“U.S.”) dollar;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest; and
●	provisions of our amended and restated articles of incorporation (our “Articles”) and bylaws may discourage, delay or prevent a change in control of our Company.

These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Annual Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based. When considering such forward-looking statements, you should keep in mind the factors described in Item 1A, “Risk Factors” and other cautionary statements contained in this Annual Report. Such risk factors and statements describe circumstances that could cause actual results to differ materially from those contained in any forward-looking statement.

This Annual Report includes information concerning Live Nation, our equity method affiliate that files reports and other information with the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Information in this Annual Report concerning Live Nation has been derived from the reports and other information filed by Live Nation with the SEC. If you would like further information about Live Nation, the reports and other information it files with the SEC can be accessed on the Internet website maintained by the SEC at www.sec.gov. Unless explicitly stated herein, those reports and other information are not incorporated by reference in this Annual Report.

PART I.

Item 1. Business.

General Development of Business

In November 2024, the board of directors of Liberty Media Corporation (“Liberty Media”) authorized Liberty Media management to pursue a plan to split-off the Liberty Live Group (the “Split-Off”), which was completed on December 15, 2025. Immediately prior to effecting the Split-Off, Liberty Media’s subsidiary Quint, interests in certain private assets and  $171.7 million of cash were reattributed from Liberty Media’s Formula One Group to its Liberty Live Group in exchange for interests in certain other private assets. Liberty Media effected the Split-Off through the redemption of Liberty Media’s Liberty Live common stock in exchange for Liberty Live Group common stock of a newly formed company called Liberty Live Holdings, Inc. (“Liberty Live” or the “Company”). Liberty Media redeemed each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of Liberty Live Group common stock of Liberty Live.

Liberty Live beneficially owns approximately 69.6 million shares of Live Nation common stock, Quint, interests in certain private assets, corporate cash and debt obligations attributed to the Liberty Live Group.

Following the Split-Off, Liberty Media and Liberty Live operate as separate, publicly traded companies, and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty Media and Liberty Live entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a services agreement, an aircraft time sharing agreement, and a facilities sharing agreement (the “Ancillary Agreements”) in addition to a reorganization agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Live and Liberty Media with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty Media and Liberty Live and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Liberty Live with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Live reimburses Liberty Media for direct, out-of-pocket expenses and pays a services fee to Liberty Media under the services agreement that is subject to adjustment quarterly, as necessary. Under the facilities sharing agreement, Liberty Live shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters. The aircraft time sharing agreement provides for Liberty Media to lease its aircraft to Liberty Live for use on a periodic, non-exclusive time sharing basis.

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group each reporting period based on an estimate of time spent. The Liberty Live Group paid $25.8 million and $5.2 million during the years ended December 31, 2025 and 2024, respectively, for shared services and other directly incurred expenses, which are reflected in the consolidated statements of operations in selling, general and administrative expenses. Future amounts allocated to Liberty Live through the Ancillary Agreements are expected to be approximately $9.0 million annually. Additionally, Liberty Live expects to incur corporate overhead expenses primarily related to being a standalone public company of approximately $8.0 million annually.

* * * * *

Description of Business

The following are our more significant subsidiaries and minority investments:

Equity Method Investments

Live Nation Entertainment, Inc. (NYSE: LYV)

Consolidated Subsidiaries

QuintEvents, LLC

Live Nation

Live Nation believes it is the largest live entertainment company in the world, connecting over 805 million fans across all of its concerts and ticketing platforms in 55 countries during 2025.

Live Nation believes it is the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters, connecting 159 million fans to over 11,000 artists at 55,000 events in 2025. Live Nation owns, operates, has exclusive booking rights for or has an equity interest in 460 venues globally, including House of Blues® music venues and prestigious locations such as The Fillmore® in San Francisco, Brooklyn Bowl® in New York City, the Hollywood Palladium in Los Angeles, the Moody Center© arena in Austin, the Ziggo Dome in Amsterdam, 3Arena in Dublin, Royal Arena in Copenhagen and Spark Arena in Auckland.

Live Nation believes it is one of the world’s leading artist management companies based on the number of artists represented. Live Nation’s artist management companies manage music artists and acts across all music genres.

Live Nation believes it is the world’s leading live entertainment ticketing sales and marketing company, based on the number of tickets it sells. Ticketmaster provides ticket sales services and marketing and distribution globally through www.ticketmaster.com and www.livenation.com and Live Nation’s mobile apps, other websites and numerous retail outlets, distributing 646 million tickets through Live Nation’s systems in 2025. Ticketmaster serves 10,500 clients worldwide across multiple event categories, providing ticketing services for leading arenas, stadiums, festival and concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters.

Live Nation believes its global footprint is one of the world’s largest music advertising networks for corporate brands and includes one of the world’s leading ecommerce websites based on a comparison of gross sales of top internet retailers.

Investment in Live Nation

At December 31, 2025, the Company beneficially owned approximately 69.6 million shares of Live Nation Common Stock (“LYV”), which represented approximately 30% of the issued and outstanding shares of Live Nation as of December 31, 2025. Based on a review of Live Nation’s public filings as of January 31, 2026, no other holder of shares of LYV holds more than 10% of such shares.

In connection with the Split-Off, Liberty Live entered into the New Holder Assignment and Assumption Agreement, dated as of December 15, 2025, with Liberty Media and Live Nation, which provided for Liberty Media's assignment and transfer of, and the assumption by Liberty Live of, Liberty Media's rights, benefits, liabilities and obligations under the Stockholder Agreement, dated as of February 10, 2009, by and among Live Nation, Liberty Media and certain other parties (as assigned, the "Stockholder Agreement").

Under the Stockholder Agreement, Liberty Live has the right to nominate two directors (one of whom must qualify as an independent director) to the Live Nation board of directors, currently comprised of 12 directors, for so long as Liberty Live’s ownership interest provides it with not less than 5% of the total voting power of Live Nation’s equity securities. Liberty Live is not aware of any other person or entity holding director nomination rights. Liberty Live also has the right to cause one of its nominees to serve on the audit committee and the compensation committee of the Live Nation board of directors, provided they meet the independence and other qualifications for membership on those committees. Live Nation has waived the director independence requirement with respect to Liberty Live’s nominees to the Live Nation board of directors, and Liberty Live has waived its right to cause one of its nominees to serve on the audit and compensation committees of the board of directors of Live Nation.

Liberty Live has agreed under the Stockholder Agreement not to acquire beneficial ownership of Live Nation equity securities that would result in Liberty Live having in excess of the Applicable Percentage (as defined below) of the voting power of Live Nation’s equity securities. The “Applicable Percentage” initially is 35% and is subject to decrease for specified transfers of Liberty Live’s Live Nation stock. Liberty Live has been exempted from the restrictions on business combinations set forth in Section 203 of the General Corporation Law of the State of Delaware, and Live Nation has agreed in the Stockholder Agreement not to take certain actions that would materially and adversely affect Liberty Live’s ability to acquire Live Nation securities representing up to the Applicable Percentage.

Live Nation’s Strengths

Live Nation believes it has unique resources that are unmatched in the live entertainment industry.

●	Fans. During 2025, Live Nation connected over 805 million fans to their favorite live events. Live Nation’s database of fans and their interests provides Live Nation with the means to efficiently communicate to them about shows they are likely to be interested in.
●	Artists. Live Nation has extensive relationships with artists ranging from those just beginning their careers to established superstars. In 2025, Live Nation promoted shows for approximately 11,000 artists globally. In addition, through Live Nation’s artist management companies, it managed approximately 360 artists in 2025.
●	Digital Platforms and Ticketing. Live Nation owns and operates various branded websites, both in the U.S. and abroad, which are customized to reflect services offered in each jurisdiction. Live Nation’s primary commercial websites, www.livenation.com and www.ticketmaster.com, together with its other branded ticketing websites, are designed to promote ticket sales for live events. Live Nation also has both Live Nation and Ticketmaster mobile apps that its fans can use to access event information and buy tickets.
●	Distribution Network. Live Nation believes that its global network of promoters, venues and festivals provides it with a strong position in the live concert industry. Live Nation believes it has one of the largest global networks of live entertainment businesses in the world, with offices in 51 countries worldwide. In addition, Live Nation owns, leases, operates, has exclusive booking rights for, or has an equity interest for which it has a significant influence in 460 venues and has operations located across 55 countries as of the end of 2025, making Live Nation, it believes, the second largest operator of music venues in the world. Live Nation also believes that it is one of the largest music festival producers in the world with 131 festivals globally in 2025. In addition, Live Nation believes that its global ticketing distribution network — with approximately 10,500 clients worldwide in 2025 — makes it the largest ticketing network in the world.
●	Sponsors. Live Nation monetizes its physical and digital assets through long-term sponsorship agreements and advertising. Live Nation employs a sales force of approximately 830 people that worked with more than 1,500 sponsors during 2025, through a combination of strategic partnerships, local venue-related deals, national agreements and digital campaigns, both in North America and internationally. Live Nation’s sponsors include some of the most well-recognized national and global brands across diverse sectors including consumer, financials and leisure, such as Citibank, O2, Mastercard, Cisco, Red Bull and Anheuser Busch (each of these brands is a registered trademark of the sponsor).

Live Nation’s Industry

Live Nation operates in the following main industries within the live entertainment business: live music events, music venue operations, the provision of management and other services to artists and athletes, ticketing services and sponsorship and advertising sales.

The live music industry includes concert promotion and/or production of music events or tours. Typically, to initiate live music events or tours, booking agents work with artists. Booking agents then work with promoters, who will contract with them or with artists directly, to promote events. Promoters earn revenue primarily from the sale of tickets. Artists are paid by the promoter under one of several different formulas, which may include fixed guarantees and/or a percentage of ticket sales or event profits. In addition, promoters may also reimburse artists for certain costs of production, such as sound and lights. Under guaranteed payment formulas, promoters assume the risks of unprofitable events. Promoters may renegotiate lower guarantees or cancel events because of insufficient ticket sales in order to reduce their losses. Promoters can also reduce the risk of losses by entering into global or national touring agreements with artists and including the right to offset lower performing shows against higher performing shows on the tour in the determination of overall artist fees. Artist managers primarily provide services to music artists to manage their careers. The artist manager negotiates on behalf of the artist and is paid a fee, generally as a percentage of the artist’s earnings.

Live Nation believes the artist-fan connection is the source of nearly all commercial value and as a result, its artists receive the majority of all ticketing revenue. For music tours, four to eight months typically elapse between initially booking artists and the first performances. Artists, in conjunction with promoters, managers and booking agents, set ticket prices and advertising plans. Promoters market events, sell tickets, rent or otherwise provide venues and arrange for local production services, such as stages and equipment.

Venue operators typically contract with promoters to have their venues rented for specific events on specific dates and receive fixed fees and/or percentages of ticket sales as rental income. In addition, venue operators provide services such as concessions, parking, security, ushering and ticket scanning at the gate, and receive some or all of the revenue from concessions, merchandise, parking and premium seating.

Ticketing services generally refers to the sale of tickets primarily through online and mobile channels, but also include sales through phone, outlet and box office channels. Ticketing companies will contract with venues and/or promoters to sell tickets to events over a period of time, generally three to five years. The ticketing company generally gets paid a fixed fee per ticket sold or a percentage of the total ticket service charges. The ticketing company receives the cash for the ticket sales and related service charges at the time the ticket is sold and periodically remits these receipts to the venue and/or promoter after deducting its fee. Venues will often also sell tickets through a local box office at the venue using the ticketing company’s technology. Venues set the ticketing service fee to be charged on tickets and typically retain the majority of these fees.

Ticketing resale services generally refers to the sale of tickets by a holder who originally obtained the tickets from a venue or other entity. Resale tickets are also referred to as secondary tickets. Generally, the ticket resale company is paid a service charge by both seller and buyer when the ticket is resold and the remaining ticket value is paid to the holder.

The sponsorship and advertising industry within the live entertainment business involves the sale of international, national, regional and local advertising and promotional programs to a variety of companies to advertise or promote their brand, product or service. These sponsorships typically include venue and festival naming rights, onsite venue signage, online and in-app advertisements and exclusive partner rights in various categories such as credit card, beverage, travel and telecommunications, and may include venue and festival event pre-sales and onsite product activation.

Live Nation’s Business Segments

Live Nation’s reportable segments are Concerts, Ticketing and Sponsorship & Advertising.

Concerts. Live Nation’s Concerts segment principally involves the global promotion of live music events in Live Nation’s owned or operated venues and in rented third-party venues, the operation and management of music venues, the production of music festivals across the world, the creation of associated content and the provision of management and other services to artists. Including intersegment revenue, Live Nation’s Concerts business generated $20.9 billion, or 83%, of its total revenue during 2025. Live Nation promoted approximately 55,000 live music and other events in 2025. While Live Nation’s Concerts segment traditionally operates year-round, Live Nation experiences higher revenue during the second and third quarters due to the seasonal nature of shows at Live Nation’s outdoor amphitheaters and festivals, which primarily occur from May through October. Live Nation expects its seasonality trends to evolve as it continues to expand its global operations.

As a promoter, Live Nation earns revenue primarily from the sale of tickets and pay artists under one of several formulas, including a fixed guaranteed amount and/or a percentage of ticket sales or event profits.

For each event Live Nation promotes, it either uses a venue it owns or operates, or rents a third-party venue. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production expenses are included in direct operating expenses and are typically substantial in relation to the revenue. As a result, significant increases or decreases in promotion revenue do not typically result in comparable changes to operating income.

As a venue operator, Live Nation generates revenue primarily from the sale of concessions, parking, premium seating, rental income and ticket rebates or service charges earned on tickets sold under ticketing agreements. In Live Nation’s amphitheaters, the sale of concessions is outsourced and Live Nation receives a share of the net revenue from the concessionaire, which is recorded in revenue with limited associated direct operating expenses. Revenue generated from venue operations typically has a higher margin than promotion revenue and therefore typically has a more direct relationship to changes in operating income. As Live Nation has continued to build its skill at venue operations, this has become an increasingly large part of Live Nation’s Concerts strategy, with a substantial focus on building Live Nation’s global owned or operated venue platform.

As a festival promoter, Live Nation typically books artists, secures festival sites, provides for third-party production services, sells tickets and advertises events to attract fans. Live Nation also provides or arranges for third parties to provide operational services as needed such as concessions, merchandising and security. Live Nation earns revenue from the sale of tickets and typically pays artists a fixed guaranteed amount.

Live Nation also earns revenue from the sale of concessions, camping fees and service charges earned on tickets sold. For each event, Live Nation either uses a festival site it owns or rents a third-party festival site. Revenue is generally impacted by the number of events, volume of ticket sales and ticket prices. Event costs such as artist fees and production expenses are included in direct operating expenses and are typically substantial in relation to the revenue. Since the artist fees are typically fixed guarantees for these events, significant increases or decreases in festival promotion revenue will generally result in comparable changes to operating income.

Ticketing. Live Nation’s Ticketing segment is primarily an agency business that sells tickets for events on behalf of its clients and retains a portion of the service charge as its fee. Live Nation sells tickets for its events and also for third-party clients across multiple live event categories, providing ticketing services for leading arenas, stadiums, amphitheaters, music clubs, concert promoters, professional sports franchises and leagues, college sports teams, performing arts venues, museums and theaters. Live Nation sells tickets through mobile apps, websites and ticket outlets. Live Nation’s Ticketing segment also manages its online activities including enhancements to Live Nation’s websites and product offerings. Including intersegment revenue, Live Nation’s Ticketing business generated $3.1 billion, or 12%, of its total revenue during 2025, which excludes the face value of tickets sold and is net of the fees paid to Live Nation’s ticketing clients. Through all of Live Nation’s ticketing services, Live Nation sold approximately 346 million tickets in 2025 on which it was paid fees for its services. In addition, approximately 300 million tickets were sold, for which Live Nation did not receive a fee, using its Ticketmaster systems, including season seat packages, Live Nation’s venue clients’ box offices, and other channels. Live Nation’s ticketing sales are impacted by fluctuations in the availability of events for sale to the public, which may vary depending upon event scheduling by Live Nation’s clients. As ticket sales increase, related ticketing operating income generally increases as well.

Live Nation sells tickets on behalf of Live Nation’s clients through Live Nation’s ticketing platforms across the world. Live Nation generally enters into written agreements with individual clients to provide primary ticketing services for specified multi-year periods, typically ranging from three to five years. Pursuant to these agreements, clients and their content partners generally determine and then tell Live Nation what tickets will be available for sale, when such tickets will go on sale to the public and what the ticket price will be, sometimes with Live Nation’s analytical support. Agreements with venue clients in North America and Australia generally grant Live Nation exclusive rights to sell tickets for all events presented at the relevant venue for which tickets are made available to the general public. Agreements with promoter clients in other international markets generally grant Live Nation the right to an allocation of tickets for events presented by a given promoter at any venue, unless that venue is already covered by an existing exclusive agreement with Live Nation’s ticketing business or another ticketing service provider. Similarly, in such international markets Live Nation has venue agreements which provide Ticketmaster an allocation of tickets for all events at those venues. While Live Nation generally has the right to sell a substantial portion of its clients’ tickets, venue and promoter clients often sell and distribute a portion of their tickets in-house through their box office and season ticket programs. In addition, under many written agreements between promoters and Live Nation’s clients, and generally subject to Ticketmaster approval, the client may allocate certain tickets for artist, promoter, agent and venue use and do not make those tickets available for sale by Live Nation. Due to these and other permitted third-party ticket distribution channels, Live Nation does not always sell all of its clients’ tickets, even at venues where Live Nation is the exclusive primary ticketing service provider, and the amount of tickets that Live Nation sells varies from client to client and from event to event, and also varies as to any given client from year to year. Live Nation pays its clients for the rights to sell certain tickets, generally in the form of upfront payments, a portion of service fee revenue and the portion of other services at low or no cost.

Live Nation currently offers ticket resale services, sometimes referred to as secondary ticketing, principally through Live Nation’s integrated inventory platform, league/team platforms and other platforms internationally. Live Nation enters into arrangements with the holders of tickets previously distributed by a venue or other source to post those tickets for sale at a purchase price equal to a new sales price, determined by the ticket holder, plus a service fee paid by the buyer. The seller in this circumstance receives the new sales price less a seller service fee.

Sponsorship & Advertising. Live Nation’s Sponsorship & Advertising segment employs a sales force that creates and maintains relationships with sponsors through a combination of strategic, international, national and local opportunities that allow businesses to reach customers through Live Nation’s concert, festival, venue and ticketing assets, including advertising on Live Nation’s websites. Live Nation works with its corporate clients to help create marketing programs that support their business goals and connect their brands directly with fans and artists. Live Nation also develops, books and produces custom events or programs for its clients’ specific brands, which are typically presented exclusively to the clients’ consumers. These custom events can involve live music events with talent and media, using both online and traditional outlets. Including intersegment revenue, Live Nation’s Sponsorship & Advertising business generated $1.3 billion, or 5%, of Live Nation’s total revenue during 2025. Live Nation typically experiences higher revenue in the second and third quarters as a large portion of sponsorships are usually associated with Live Nation’s outdoor venues and festivals, which are primarily used in or occur from May through October. Live Nation expects its seasonality trends to evolve as it continues to expand its global operations.

Live Nation believes that it has a unique opportunity to connect the music fan to corporate sponsors and therefore seek to optimize this relationship through strategic sponsorship programs. Live Nation continues to also pursue the sale of national and local sponsorships, both domestically and internationally, and placement of advertising, including signage, online advertising and promotional programs. Many of Live Nation’s venues have naming rights sponsorship programs. Live Nation believes national and international sponsorships allow it to maximize its network of venues and festivals and to arrange multi-venue or multi- festival branding opportunities for advertisers. Live Nation’s local and venue-focused sponsorships include venue signage, promotional programs, onsite activation, hospitality and tickets, and are derived from a variety of client companies across various industry categories.

Live Nation’s Venue Details

In the live entertainment industry, venue types generally consist of:

●	Stadiums — Stadiums are multi-purpose facilities, often housing local sports teams. Stadiums typically have 30,000 or more seats. Although they are not specifically designed for live music, they are the largest venues available and have become increasingly popular for concerts.
●	Amphitheaters — Amphitheaters are generally outdoor venues with between 5,000 and 30,000 seats that are used primarily in the summer season. Live Nation believes they are popular because they are designed specifically for concert events, with premium seat packages and better lines of sight and acoustics.
●	Arenas — Arenas are indoor venues that are used as multi-purpose facilities, often housing local sports teams. Arenas typically have between 5,000 and 20,000 seats. Because they are indoors, they are able to offer amenities that other similar-sized outdoor venues cannot, such as luxury suites and premium club memberships. As a result, Live Nation believes they are popular for higher-priced concerts aimed at audiences willing to pay for these amenities.
●	Theaters — Theaters are indoor venues that are built primarily for music events, but may include theatrical performances. These venues typically have a capacity of between 1,000 and 6,500. Theaters represent less risk to concert promoters because they have lower fixed costs associated with hosting a concert and may provide a more appropriately-sized venue for developing artists and more artists in general. Because these venues have a smaller capacity than an amphitheater or arena, they do not offer as much economic upside on a per show basis. Theaters can also be used year-round.
●	Clubs — Clubs are indoor venues that are built primarily for music events, but may also include comedy clubs. These venues typically have a capacity of less than 2,000 and often without full fixed seating. Because of their small size, they do not offer as much economic upside, but they also represent less risk to a concert promoter because they have lower fixed costs associated with hosting a concert and also may provide a more appropriately-sized venue for developing artists. Clubs can also be used year-round. This category includes Live Nation’s House of Blues® and Brooklyn Bowl® venues whose live music halls are specially designed to provide optimum acoustics and typically can accommodate between 1,000 to 2,000 guests. A full-service restaurant and bar is located adjacent to the live music hall. Live Nation believes that the strength of the brand and the quality of the food, service and unique atmosphere in its restaurants attract customers to these venues independently from a live music event and generate a significant amount of repeat business from local customers.
●	Outdoor Spaces — Outdoor spaces include green spaces, fields and parking lots that were not originally designed for live music and are temporarily adapted to host occasional events such as festivals and concerts. Outdoor spaces include festival sites used primarily in the summer season to stage large single-day or multi-day concert events featuring several artists on multiple stages. Depending on the location, festival site capacities can range from 10,000 to over 100,000 fans per day. Live Nation believes they are popular because of the value provided to the fan by packaging several artists together for an event. While festival sites only host a few events each year, they can provide higher operating income because Live Nation is able to generate income from many different services provided at the event.
●	Other Venues — Other venues includes restaurants and exhibition and convention halls that typically are not used for live music events.

The following table summarizes the number of venues by type that Live Nation owned, other operated, or had an equity interest over which Live Nation had a significant influence as of December 31, 2025:

			Other	Equity
Venue Type	Capacity	Owned	Operated (1)	Interest	Total
Stadium	More than 30,000	1	9	1	11
Amphitheater	5,000 – 30,000	10	66	2	78
Arena	5,000 – 20,000	4	37	—	41
Theater	1,000 – 6,500	10	100	2	112
Club	Less than 2,000	11	113	1	125
Outdoor Spaces (2)	Varies	2	65	—	67
Other Venues	Varies	2	22	2	26
Total venues in operation		40	412	8	460
Venues currently under construction		1	9	—	10
Venues not currently in operation		1	6	—	7
Total venues in operation by location:
North America		24	301	8	333
International		16	111	—	127
(1)	Other operated includes leased venues, operated venues and venues where Live Nation has exclusive booking rights.
(2)	Outdoor spaces includes operated festival sites with multi-year agreements providing Live Nation the right to use public or private land for a defined period of time leading up to and continuing after the festival. Live Nation may enter into multiple agreements for a single festival site or use the same site for multiple festivals. Live Nation has aggregated the agreements for each festival site and reported them as one festival site.

Quint

Quint is a leading global provider of premium sports and entertainment experiences. Through exclusive rights agreements with sports leagues, event organizers, and governing bodies, Quint designs, develops, and sells official ticket-inclusive hospitality and single to multi-day experiential packages that may include on or off-site experiences, transportation, and hotel accommodations, with involvement of Quint personnel throughout the multi-day experiences. Quint’s solutions are marketed to both individual consumers and corporate clients seeking premium access to live events.

Quint’s services also include event management, travel logistics, digital platform development, customer service, and the fulfillment of all associated hospitality and travel arrangements.

Quint’s principal offerings include:

●	Official ticket-inclusive hospitality packages
●	Premium seating and suite experiences
●	VIP travel programs and concierge services

Business Model and Revenue

Quint secures official rights through contracts with leagues, teams, event promoters, and entertainment properties, which typically grant Quint access to tickets, hospitality rights, marketing rights, and related inventory. Following the acquisition of such rights, Quint develops integrated experience offerings, such as hospitality and single to multi-day experiential packages that may include on or off-site experiences, transportation, and hotel accommodations, with involvement of Quint personnel throughout the multi-day experiences, that are marketed through direct-to-consumer channels, corporate sales teams, and authorized distribution partners, which include entities such as sports agencies and premium entertainment event organizers.

Quint derives substantially all of its revenue from the sale of premium, ticket inclusive experiential packages. Quint’s principal partners are Formula 1, MotoGP, Churchill Downs and the NBA.

Revenue is generally recognized as events are staged and services are rendered to customers. A majority of Quint’s revenue is tied to the successful execution of live sports and entertainment events, and revenue trends are influenced by the timing and nature of these events. Quint’s revenue may be impacted by the scheduling and frequency of major events and is seasonal around its largest events, which are generally during the second and fourth quarters.

Competition

Live Nation

Competition in the live entertainment industry is intense. Live Nation believes that it competes primarily on the basis of its ability to deliver quality music events, sell tickets and provide enhanced fan and artist experiences. Live Nation believes that its primary strengths include:

●	the quality of service delivered to Live Nation’s artists, fans, ticketing clients and corporate sponsors;
●	Live Nation’s track record and reputation in promoting and producing live music events and tours both domestically and internationally;
●	Live Nation’s artist relationships;
●	Live Nation’s global footprint;
●	the quality of Live Nation’s ticketing software and services;
●	Live Nation’s ecommerce site and effective marketing capabilities;
●	Live Nation’s diverse distribution platform of venues;
●	the scope, effectiveness and expertise of Live Nation’s advertising and sponsorship programs; and
●	Live Nation’s financial stability.

Although Live Nation believes that its products and services currently compete favorably with respect to such factors, Live Nation cannot provide any assurance that it can maintain its competitive position against current and potential competitors, especially those with significantly greater brand recognition, or greater financial, marketing, technical and other resources.

In the markets in which Live Nation promotes music concerts, Live Nation faces competition from other promoters and venue operators. Live Nation believes that barriers to entry into the promotion services business are low and that certain local promoters are increasingly expanding the geographic scope of their operations.

Some of Live Nation’s competitors in the live music promotion industry are Anschutz Entertainment Group, or AEG, Another Planet Entertainment, CTS Eventim, Jam Productions, Ltd., I.M.P., Outback Presents and TEG Dainty in addition to numerous smaller regional companies and various casinos and venues in North America, Europe, Asia and Australia. AEG operates under a number of different names including AEG Presents, Concerts West, Frontier Touring, Goldenvoice and Messina Touring Group. Some of Live Nation’s competitors in the live music industry have a stronger presence in certain markets, have access to other sports and entertainment venues and may have greater financial resources in those markets, which may enable them to gain a greater competitive advantage in relation to Live Nation.

In markets where Live Nation owns or operates a venue, Live Nation competes with other venues to serve artists likely to perform in that general region. Consequently, touring artists have various alternatives to Live Nation’s venues when scheduling tours. Live Nation’s main competitors in venue management include Legends Global, Madison Square Garden Entertainment Corp., The Nederlander Organization and Bowery Presents, in addition to numerous smaller regional companies in North America, Europe, Australia and New Zealand. Some of Live Nation’s competitors in venue management may have more attractive or a greater number of venues in certain markets, and may have greater financial resources in those markets.

The ticketing services industry includes the sale of tickets primarily through online and mobile channels, but also through telephone and ticket outlets. The transition to online and mobile ticket purchases has made it easier for technology-based companies to offer primary ticketing services and standalone, automated ticketing systems that enable venues to perform their own ticketing services or utilize self- ticketing systems. In the online environment, Live Nation competes with other websites, online event sites and ticketing companies to provide event information, sell tickets and provide other online services such as fan clubs and artist websites.

Live Nation experiences competition from other national, regional and local primary ticketing service providers to secure new venue clients and to reach fans for events. Resale, or secondary, ticketing services have created more aggressive buying of primary tickets whereby certain brokers are using automated internet “bot” technology to attempt to buy the best tickets when they go on sale, notwithstanding federal and state prohibitions. Live Nation actively develops and applies methods to mitigate the impact of these bots, however, the bot technology constantly evolves and changes. The internet allows fans and other ticket resellers to reach a vastly larger audience through the aggregation of inventory on resale websites and marketplaces, and provides consumers with more convenient access to tickets for a larger number and greater variety of events.

Live Nation also faces significant and increasing competition from companies that sell self-ticketing systems, as well as from venues that choose to integrate self-ticketing systems into their existing operations or acquire primary ticketing service providers. Live Nation’s competitors include primary ticketing companies such as Tickets.com, AXS, Paciolan, Inc., CTS Eventim AG, Eventbrite, eTix, SeatGeek, Ticketek, and Fever; secondary ticketing companies such as StubHub, Vivid Seats, Viagogo and SeatGeek; and many others, including large technology and ecommerce companies that could enter these markets.

Live Nation’s main competitors at the local market level for sponsorships and advertising dollars include local sports teams, which often offer state-of-the-art venues, strong brand association and attractive local media packages, as well as festivals, theme parks and other local events. On the national level, Live Nation’s competitors include the major sports leagues that sell sponsorships combined with significant national media packages.

Quint

Quint operates in the global premium sports and entertainment experiences market, which is highly competitive and continually evolving. Quint competes with a range of companies that offer access to marquee events combined with hospitality, travel, and other curated services. Quint’s primary competitors include:

●	On Location, a subsidiary of Endeavor Group Holdings, which provides premium experiences across the NFL, Olympics, and UFC;
●	Elevate, a sports and entertainment marketing firm that has expanded into premium hospitality and event packaging; and
●	Revelxp, a premium hospitality provider operating primarily in the college sports space.

Quint also competes with other regional and event-specific providers, including corporate travel and incentive experience firms, hospitality agencies, and digital platforms that offer VIP ticketing and event access. Competition is based on relationships with rights holders, access to high-demand inventory, customer service, pricing, and the ability to deliver a seamless and differentiated experience. Quint’s global footprint, long-standing partnerships with rights holders, and expertise in bundling experiences position it well within this competitive landscape.

Government Regulations

The Company is subject to federal, state and local laws, both domestically and internationally, governing matters such as:

●	privacy and the protection of personal or sensitive information;
●	compliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries;
●	primary ticketing and ticket resale services;
●	construction, renovation and operation of Live Nation’s venues and Quint’s hospitality areas;
●	licensing, permitting and zoning, including noise ordinances;
●	human health, safety, security and sanitation requirements;
●	the service of food and alcoholic beverages;
●	working conditions, labor, minimum wage and hour, citizenship and employment laws;
●	compliance with the Americans with Disabilities Act of 1990 (“ADA”), the United Kingdom’s Disability Discrimination Act of 1995 (“DDA”) and similar regulations in other countries;
●	hazardous and non-hazardous waste and other environmental protection laws;
●	sales and other taxes and withholding of taxes;
●	marketing activities via the telephone and online; and
●	historic landmark rules.

The Company believes that it is materially in compliance with these laws.

Live Nation and Quint are required to comply with federal, state and international laws regarding privacy and the storing, sharing, use, disclosure and protection of personally identifiable information and user data, an area that is increasingly subject to legislation and regulations in numerous jurisdictions around the world, including the European Union’s General Data Protection Regulation and the California Consumer Protection Act. In addition, the Digital Services Act (“DSA”) in the European Union came into force in November 2022 and the majority of its substantive provisions took effect in February 2024. The DSA imposes new obligations around illegal services or content on Live Nation and Quint’s sites, traceability of business users, and enhanced transparency measures.

Live Nation and Quint are required to comply with the laws of the countries in which they operate and also the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act 2010 regarding anti-bribery regulations. These regulations make it illegal for Live Nation and Quint to pay, promise to pay or receive money or anything of value to, or from, any government or foreign public official for the purpose of directly or indirectly obtaining or retaining business. This ban on illegal payments and bribes also applies to agents or intermediaries who use funds for purposes prohibited by the statute.

From time to time, federal, state, local and international authorities and/or consumers commence investigations, inquiries or litigation with respect to Live Nation and Quint’s compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws, particularly as related to primary ticketing and ticket resale services.

The regulations relating to Live Nation and Quint’s food service operations are many and complex. A variety of regulations at various governmental levels relating to the handling, preparation and serving of food, the cleanliness of food production facilities and the hygiene of food-handling personnel are enforced primarily at the local public health department level.

Live Nation and Quint also must comply with applicable licensing laws, as well as state and local service laws, commonly called dram shop statutes. Dram shop statutes generally prohibit serving alcoholic beverages to certain persons such as an individual who is intoxicated or a minor. If Live Nation or Quint violate dram shop laws, they may be liable to third parties for the acts of the customer. Although Live Nation and Quint generally hire outside vendors to provide these services at its larger operated venues and regularly sponsor training programs designed to minimize the likelihood of such a situation, Live Nation and Quint cannot guarantee that intoxicated or minor customers will not be served or that liability for their acts will not be imposed on Live Nation or Quint.

Live Nation and Quint are also required to comply with the ADA, the DDA and certain state statutes and local ordinances that, among other things, require that places of public accommodation, including websites as well as existing and newly constructed venues, be accessible to customers with disabilities. The ADA and the DDA require that venues be constructed to permit persons with disabilities full use of a live entertainment venue. The ADA and the DDA may also require that certain modifications be made to existing venues to make them accessible to customers and employees who are disabled. In order to comply with the ADA, the DDA and other similar ordinances, Live Nation and Quint may face substantial capital expenditures in the future.

Quint is only responsible for operating a small portion of the event venues and therefore, the majority of the compliance obligations and liability rests with the rightsholder and/or promoter.

From time to time, governmental bodies have proposed legislation that could affect Live Nation’s business. For example, some legislatures have proposed laws in the past that would impose potential liability on Live Nation and other promoters and producers of live music events for entertainment taxes and for incidents that occur at Live Nation’s events, particularly relating to drugs and alcohol. Some jurisdictions have also proposed legislation that would restrict ticketing methods or mandate ticket practices.

In addition, Live Nation and its venues are subject to extensive environmental laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances, as well as zoning and noise level restrictions which may affect, among other things, the hours of operations of and the type of events Live Nation can produce at its venues.

Human Capital Resources

General

As described above, Liberty Live is party to a services agreement with Liberty Media, pursuant to which 74 Liberty Media corporate employees provide certain management services to Liberty Live for a determined fee. As a result, Liberty Live is not responsible for the hiring, retention and compensation of these individuals (except that Liberty Live has granted equity incentive awards to these individuals). However, Liberty Live directly benefits from the efforts undertaken by Liberty Media to attract and retain talented employees. Liberty Media strives to create a workplace with opportunities for its employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between its employees and their communities. Liberty Live fully supports these efforts.

Quint had an aggregate of approximately 300 full-time employees as of December 31, 2025. From time to time, Quint utilizes a small number of temporary/part-time employees to provide operations assistance at its events depending on need.

As of December 31, 2025, Live Nation had approximately 17,700 full-time employees. Its staffing needs vary significantly throughout the year and it also employs seasonal and part-time employees, primarily for its live music venues and festivals. At the end of 2025, Live Nation employed approximately 17,000 seasonal and part-time employees and during peak seasonal periods, particularly in the summer months, it employed as many as 37,000 seasonal and part-time employees in 2025.

We believe that our employee relations are good.

Liberty Live and its subsidiaries strive to create diverse, inclusive and supportive workplaces, with opportunities for employees to grow and develop in their careers, supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between employees and their communities.

Talent Development

Live Nation’s compensation philosophy is focused on attracting and retaining talented individuals who contribute to its values and help lead its dynamic and innovative environment. To determine market-competitive pay for its employees, Live Nation uses a combination of entertainment and technology industry benchmarks.

Live Nation is committed to encouraging and rewarding pay-for-performance that is aligned with business objectives in the best interest of its shareholders for long-term growth and profitability. Live Nation further strives to reward individual achievements and contributions that are both aligned with and supportive of its short- and long-term goals and core business values. Live Nation believes that its efforts in these areas are working and contributing to its overall success, as evidenced by accolades such as obtaining recognition for the following:

●	Great Place to Work® certification (2017-19, 2022-25),
●	Forbes’ World’s Top Companies for Women (2023-2025), World’s Best Employers List (2023-2025), America’s Best Employers for Company Culture (2025), America’s Best-in-State Employers (2025), America’s Best Employers For Women (2022-2023, 2025), America's Best Employers for New Grads (2022-25), America’s Best Large Employers List (2022-25), Most Trusted Companies in America (2026), and America’s Dream Employers List (2025-26),
●	TIME’s World’s Best Companies (2023, 2025), 100 Most Influential Companies (2023), and America’s Growth Leaders (2025), placing on Newsweek’s America’s Best of the Best (2024), America's Greatest Workplaces for Parents & Families (2024-25), America's Greatest Workplaces (2023-25), America's Greatest Workplaces for Job Starters (2024), America’s Greatest Workplaces for Mental Well-being (2025), America's Greatest Workplaces for Women (2024-25), America’s Greatest Workplaces for Diversity (2024-25), America’s Greatest Workplaces for Culture, Belonging & Community (2026), and
●	Fortune’s World’s Most Admired Companies List (2018-21, 2024-26), Sector Leaders (2024), Most Innovative Companies List (2024-25) and 500 List (2010-20, 2023-25).

Quint is committed to attracting, developing, and retaining a high-performing team capable of delivering exceptional experiences for its partners and customers. Quint’s focus on talent development includes providing employees with opportunities to grow within the organization, expand their skill sets, and take on new challenges in a dynamic and entrepreneurial environment. Quint believes that fostering a culture of collaboration, innovation, and continuous learning is critical to its long-term success.

Labor Relations

The stagehands at some of Live Nation’s venues and other employees are subject to collective bargaining agreements. Live Nation’s union agreements typically have a term of three years and thus regularly expire and require negotiation in the course of its business. Live Nation believes that it has good relationships with Live Nation’s employees and other unionized labor involved in Live Nation’s events, and there have been no related significant work stoppages in the past three years. Upon the expiration of any of Live Nation’s collective bargaining agreements, however, Live Nation may be unable to renegotiate on terms favorable to it, and Live Nation’s business operations at one or more of Live Nation’s facilities may be interrupted as a result of labor disputes or difficulties and delays in the process of renegotiating Live

Nation’s collective bargaining agreements. In addition, Live Nation’s business operations at one or more of Live Nation’s facilities may also be interrupted as a result of labor disputes by outside unions attempting to unionize a venue even though Live Nation does not have unionized labor at that venue currently. A work stoppage at one or more of Live Nation’s owned or operated venues or at Live Nation’s promoted events could have a material adverse effect on Live Nation’s business, results of operations and financial condition. Live Nation cannot predict the effect that a potential work stoppage will have on Live Nation’s business operations.

Available Information

All of our filings with the SEC, including our Form 10-Ks, Form 10-Qs and Form 8-Ks, as well as amendments to such filings are available on our Internet website free of charge generally within 24 hours after we file such material with the SEC. Our website address is www.libertyliveholdings.com.

Our corporate governance guidelines, code of business conduct and ethics, compensation committee charter, nominating and corporate governance committee charter, and audit committee charter are available on our website. In addition, we will provide a copy of any of these documents, free of charge, to any shareholder who calls or submits a request in writing to Investor Relations, Liberty Live Holdings, Inc., 12300 Liberty Boulevard, Englewood, Colorado 80112, Tel. No. (844) 826-8736

The information contained on our website and the websites of our subsidiaries and affiliated businesses mentioned throughout this report is not incorporated by reference herein.

Item 1A. Risk Factors.

An investment in our common stock involves risk. Before investing in our common stock, in addition to the other information described in Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of Part II, you should carefully consider the following risks. Such risks are not the only ones that relate to our businesses and capitalization. The risks described below are considered to be the most material. However, there may be other unknown or unpredictable economic, business, competitive, regulatory or other factors that also could have material adverse effects on our businesses. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. If any of the events described below or in the documents incorporated by reference herein were to occur, our businesses, prospects, financial condition, results of operations and/or cash flows could be materially adversely affected, which in turn could have a material adverse effect on the value of our common stock.

Risk Factor Summary

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Factors Relating to our Corporate History and the Split-Off

●	The historical financial information included in this Annual Report on Form 10-K is not necessarily representative of our future financial position, future results of operations or future cash flows.
●	We have incurred, and will continue to incur, costs as a result of becoming an independent public company.
●	Our inter-company agreements were negotiated while we were still a subsidiary of Liberty Media.
●	Prior to the completion of the Split-Off, we had no operating history as a separate company upon which you can evaluate our performance.
●	We may have significant indemnity obligations to Liberty Media under our tax sharing agreement, which are not limited in amount or subject to any cap, under certain circumstances, including if the Split-Off or Liberty Media’s split-off of its former subsidiary, Liberty Sirius XM Holdings Inc. (“Liberty Sirius XM Holdings”), are treated as taxable transactions.
●	We may not realize the potential benefits from the Split-Off in the near term or at all.

Factors Relating to Our Company, as a Whole

●	We have overlapping directors and officers with Liberty Media and Liberty Broadband, and overlapping officers with GCI Liberty, which may lead to conflicting interests.
●	John C. Malone beneficially owns shares of Liberty Live Group common stock representing in excess of 50.0% of the aggregate voting power of our Company as of January 31, 2026, which puts him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.
●	We are a holding company, and may be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.
●	We may become subject to the Investment Company Act.
●	We or our subsidiaries may not realize the benefits of acquisitions or other strategic investments and initiatives.
●	The degradation, failure or misuse of our information systems could cause a disruption of services or improper loss, use and disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.
●	We have significant indebtedness.
●	Our ability to incur additional indebtedness to fund our operations could be limited, which could negatively impact our operations.

Factors Relating to our Businesses

●	We have a different management team from Live Nation, which means we do not have direct control over how Live Nation operates on a day-to-day basis.
●	Our equity method investment in Live Nation may have a material impact on our net earnings (loss).
●	Live Nation’s and Quint’s businesses are highly sensitive to consumer preferences (with Live Nation’s business being dependent on its ability to secure popular artists and other live music events), and Live Nation and Quint may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for Live Nation’s and Quint’s services, respectively.
●	Live Nation’s and Quint’s businesses depend, respectively, on relationships between key promoters, executives, agents, managers, artists, clients, leagues and customers, as applicable, and any adverse changes in these relationships could adversely affect Live Nation’s and/or Quint’s business, financial condition and results of operations, respectively.
●	Live Nation faces intense competition in the live music and ticketing industries, and they may not be able to maintain or increase their current revenue, which could adversely affect Live Nation’s business, financial condition and results of operations.
●	Live Nation’s and Quint’s success depends, in significant part, on entertainment, sporting and leisure events and economic and other factors adversely affecting such events could have a material adverse effect on Live Nation’s and Quint’s respective business, financial condition and results of operations.
●	Live Nation is dependent upon their ability to lease, acquire and develop live music venues, and if Live Nation is unable to do so on acceptable terms, or at all, their results of operations could be adversely affected.
●	There is the risk of personal injuries and accidents in connection with Live Nation’s live music and Quint’s sports and entertainment events, which could subject them to personal injury or other claims and increase their expenses, as well as reduce attendance at such events, causing a decrease in their revenue and/or damage to their reputation.
●	Terrorist acts during Live Nation’s live music and Quint’s sports and entertainment events may cause damage and losses that are not covered by insurance.
●	Events beyond Live Nation’s and/or Quint’s control may cause one or more live events to be cancelled or postponed, which could result in the loss of revenue for Live Nation and/or Quint.
●	Poor weather adversely affects attendance at Live Nation’s live music events and Quint’s sports and entertainment events, which could negatively impact their financial performance from period to period.
●	Live Nation and Quint both operate in international markets which subject Live Nation and Quint to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect Live Nation’s and Quint’s respective business, financial condition and results of operations.

●	Live Nation and Quint are subject to extensive governmental regulation, and Live Nation’s and/or Quint’s failure to comply with these regulations could adversely affect their respective business, financial condition and results of operations.
●	Data loss or other breaches of Live Nation’s and/or Quint’s network security could materially harm Live Nation’s and Quint’s respective business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.
●	The U.S. Department of Justice and the attorneys general of certain states have sued Live Nation alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. In addition, the Federal Trade Commission (“FTC”) and the attorneys general of certain states have sued Live Nation alleging violations of various federal and state laws relating to alleged deceptive and illegal ticketing practices. An unfavorable outcome in either of these matters could adversely affect Live Nation’s business and operating results.
●	Weak and uncertain economic conditions may reduce consumer demand for services and events offered by Live Nation’s and/or Quint’s respective businesses.
●	Live Nation may fail to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.
●	The success of Live Nation’s ticketing business and other operations depends, in part, on the integrity of its systems and infrastructure, as well as affiliate and third-party computer systems, computer networks and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on Live Nation’s business, financial condition and results of operations.

Factors Relating to Ownership of Our Common Stock

●	The market price of Liberty Live Group common stock may be volatile and could fluctuate significantly.
●	Our multi-series voting structure may limit your ability to influence corporate matters, depress the trading price of Liberty Live Group common stock and any future issuances of Liberty Live Group common stock may further dilute the voting power of shares of Liberty Live Group common stock.
●	For as long as we are an emerging growth company, we are not required to comply with certain reporting requirements, including disclosures about our executive compensation, that apply to other public companies.
●	It may be difficult for a third party to acquire our Company, even if doing so may be beneficial to our stockholders.
●	Case law in Nevada may be less likely to provide guidance for specific fact scenarios than in Delaware.
●	Our directors and officers are protected from liability for a broad range of actions.
●	Our Articles provide that the Eighth Judicial District Court of the State of Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, and that the federal courts shall be the exclusive forum for claims under the Securities Act of 1933, as amended (the “Securities Act”); these provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.
●	The holders of any series of Liberty Live Group common stock, or the holders of Liberty Live Group common stock as a whole, may not have any remedies if an action by our directors or officers prioritizes other interests or has a disparate effect on Liberty Live Group common stock or any series thereof.
●	Although Series B Liberty Live Group common stock (“LLYVB”) is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Factors Relating to our Corporate History and the Split-Off

The historical financial information included in this Annual Report on Form 10-K is not necessarily representative of our future financial position, future results of operations or future cash flows.

The historical financial information included in this Annual Report on Form 10-K with respect to the fiscal year ended December 31, 2024 and a portion of the fiscal year ended December 31, 2025 has been extracted from Liberty Media’s historical consolidated financial statements. As a result, in valuing shares of Liberty Live Group common stock, investors should recognize that such historical financial information may not necessarily reflect what our results of operations, financial condition and cash flows would have been had we been a separate, standalone company pursuing independent strategies prior to the consummation of the Split-Off. In addition, our historical financial results insofar as they relate to periods prior to the completion of the Split-Off reflect allocations of corporate expenses to Liberty Media’s former Liberty Live Group and may be less than the comparable expenses we would have incurred had we operated as a separate publicly traded company from Liberty Media during such periods. In connection with the Split-Off, we entered into the Services Agreement with Liberty Media, pursuant to which Liberty Media provides us with certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we will reimburse Liberty Media on a fixed fee basis. Accordingly, our historical financial results for periods prior to the completion of the Split-Off are not necessarily representative of the results we would have achieved as a separate public company and may not be a reliable indicator of our future results.

We have incurred, and will continue to incur, costs as a result of becoming an independent public company.

We have incurred costs and expenses resulting from the Split-Off and expect to continue to incur costs and expenses as a result of becoming an independent public company . These increased costs and expenses arise from various factors, including financial reporting, costs associated with complying with the federal securities laws (including compliance with the Sarbanes-Oxley Act), tax administration and human resources-related functions. Although Liberty Media provides many of these services for us under the Services Agreement, neither we nor Liberty Media can assure you that the Services Agreement will continue or that these costs will not be material to our business.

Our inter-company agreements were negotiated while we were still a subsidiary of Liberty Media.

We entered into a number of inter-company agreements in connection with the completion of the Split-Off, covering matters such as tax sharing and allocation of responsibility for certain liabilities previously undertaken by Liberty Media for certain of our subsidiaries. In addition, we entered into the Services Agreement with Liberty Media pursuant to which Liberty Media provides us with certain management, administrative, financial, treasury, accounting, tax, legal and other services, for which we reimburse Liberty Media on a fixed fee basis. The terms of all of these agreements were established while we were a wholly owned subsidiary of Liberty Media, and, therefore, our agreements with Liberty Media may not be the result of arms’ length negotiations. We believe that the terms of these inter-company agreements are commercially reasonable and fair to all parties under the circumstances; however, conflicts could arise in the interpretation or any extension or renegotiation of the foregoing agreements.

Prior to the completion of the Split-Off, we had no operating history as a separate company upon which you can evaluate our performance.

Although a significant portion of the assets of our Company had been attributed to the former Liberty Live Group of Liberty Media, we did not have an operating history as a separate public company prior to the completion of the Split-Off in December 2025. Accordingly, there can be no assurance that our go-forward business will be successful on a long-term basis. We may not be able to grow our businesses as planned and may not be profitable.

We may have significant indemnity obligations to Liberty Media under our tax sharing agreement, which are not limited in amount or subject to any cap, under certain circumstances, including if the Split-Off or Liberty Media’s split-off of its former subsidiary, Liberty Sirius XM Holdings, are treated as taxable transactions.

In connection with the Split-Off and Liberty Media’s split-off of Liberty Sirius XM Holdings (the “Liberty Sirius XM Holdings Split-Off”), Liberty Media received opinions of its tax counsel to the effect that, for U.S. federal income tax purposes, each of the Split-Off and the Liberty Sirius XM Holdings Split-Off will qualify as a generally tax-free transaction under Section 355, Section 368(a)(1)(D), and related provisions of the Internal Revenue Code of 1986, as amended (the “Code”), to Liberty Media and to the former holders of Liberty Media’s Liberty Live common stock and Liberty SiriusXM common stock, respectively. Liberty Media did not obtain private letter rulings from the Internal Revenue Service (the “IRS”) regarding the U.S. federal income tax treatment of the Split-Off or the Liberty Sirius XM Holdings Split-Off.

Opinions of counsel are not binding on the IRS or the courts, and there can be no assurance that the IRS will not challenge the conclusions reached in such opinions or that a court would not sustain such a challenge. If it is determined that the Split-Off and/or the Liberty Sirius XM Holdings Split-Off do not qualify under Section 355, Section 368(a)(1)(D) and related provisions of the Code, Liberty Media and the former holders of Liberty Live common stock and/or Liberty SiriusXM common stock who received Liberty Live Group common stock pursuant to the Split-Off or common stock of Liberty Sirius XM Holdings pursuant to the Liberty Sirius XM Holdings Split-Off, as applicable, could incur significant tax liabilities.

Even if the Split-Off and the Liberty Sirius XM Holdings Split-Off otherwise qualify under Section 355, Section 368(a)(1)(D), and related provisions of the Code, the Split-Off and/or the Liberty Sirius XM Holdings Split-Off would result in a significant U.S. federal income tax liability to Liberty Media (but not to former holders of its Liberty Live common stock or Liberty SiriusXM common stock, respectively) under Section 355(e) of the Code if one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of (a) Liberty Media or in the stock of our Company (or any successor corporation) as part of a plan or series of related transactions that includes the Split-Off or (b) Liberty Media or in the stock of Liberty Sirius XM Holdings as part of a plan or series of related transactions that include the Liberty Sirius XM Holdings Split-Off. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual in nature, and subject to a comprehensive analysis of the facts and circumstances of the particular case. Notwithstanding the opinions of tax counsel described above, we, Liberty Media, or Liberty Sirius XM Holdings might inadvertently cause or permit a prohibited change in our, Liberty Media’s, or Liberty Sirius XM Holdings’ ownership, as applicable, to occur, thereby triggering tax liability to Liberty Media.

Prior to the Split-Off, we entered into a tax sharing agreement with Liberty Media. Under this agreement, we are required to indemnify Liberty Media for taxes and certain losses resulting from the failure of the Split-Off to qualify as a tax-free transaction under Section 355, Section 368(a)(1)(D) and related provisions of the Code, except to the extent that such taxes and losses (a) result primarily from the breach of certain covenants made or to be performed by Liberty Media, or (b) result from the application of Section 355(e) of the Code to the Split-Off as a result of the treatment of the Split-Off as part of a plan (or series of related transactions) pursuant to which one or more persons acquire, directly or indirectly, a 50% or greater interest (measured by vote or value) in the stock of Liberty Media (or any successor corporation). Also pursuant to the tax sharing agreement, we are generally responsible for, and are required to indemnify Liberty Media for, taxes and certain losses resulting from the Liberty Sirius XM Holdings Split-Off, subject to certain exceptions, as well as taxes and certain losses attributable to other specified transactions. Our indemnification obligations to Liberty Media, its subsidiaries and certain related persons are not limited in amount or subject to any cap. If we are required to indemnify Liberty Media, its subsidiaries or such related persons under the circumstances set forth in the tax sharing agreement, we may be subject to substantial liabilities, which could materially adversely affect our financial position.

In light of our tax sharing agreement with Liberty Media and to preserve the tax-free treatment of the Split-Off, we may determine to forgo certain transactions that might have otherwise been advantageous to our Company, including certain asset dispositions or other strategic transactions for some period of time following the Split-Off. In addition, our indemnity obligations under the tax sharing agreement might discourage, delay or prevent us entering into a change of control transaction for some period of time following the Split-Off.

We may not realize the potential benefits from the Split-Off in the near term or at all.

Liberty Media anticipated that we would realize certain strategic and financial benefits as a result of our separation from Liberty Media. In particular, the Split-Off was intended to result in a trading price of Liberty Live Group common stock that reflects a reduced valuation discount than that applied to Liberty Media’s Liberty Live common stock prior to the Split-Off. However, there can be no assurance that the trading price of Liberty Live Group common stock will reflect a reduced valuation discount, as compared to Liberty Media’s Liberty Live common stock, as a result of the completion of the Split-Off. In this case, we may not experience the anticipated reduction in dilution to our stockholders when using Liberty Live Group common stock for purposes of making strategic acquisitions and other capital raising initiatives and for retention and attraction of qualified personnel. Given the added costs associated with the completion of the Split-Off, including the separate accounting, legal and other compliance costs of being a separate public company, our failure to realize the anticipated benefits of the Split-Off in the near term or at all could adversely affect us.

Factors Relating to Our Company, as a Whole

We have overlapping directors and officers with Liberty Media and Liberty Broadband, and overlapping officers with GCI Liberty, which may lead to conflicting interests.

Certain executive officers of Liberty Media, Liberty Broadband and GCI Liberty also serve as our executive officers pursuant to the services agreement between us and Liberty Media, and certain directors of Liberty Media and Liberty Broadband also serve on our board of directors. Our executive officers and members of our board of directors have fiduciary duties to our stockholders. Likewise, any such persons who serve in similar capacities at Liberty Media, Liberty Broadband and GCI Liberty or any other public company, have fiduciary duties to that company’s stockholders. For example, there may be the potential for a conflict of interest when our Company, Liberty Media, Liberty Broadband or GCI Liberty pursues acquisitions and other business opportunities that may be suitable for each of them. Therefore, such persons may have conflicts of interest or the appearance of conflicts of interest with respect to matters involving or affecting more than one of the companies to which they owe fiduciary duties. Further, as allowed by Nevada law, our Articles renounce any interest or expectancy in certain business opportunities involving our directors and officers, which will allow such directors and officers to pursue those business opportunities without liability to us or our stockholders arising out of any duty or obligation to permit our Company to pursue such opportunities. Each of our Company, Liberty Broadband and GCI Liberty has renounced its rights to certain business opportunities and their respective restated certificates of incorporation provide that no director or officer of the respective company will breach their fiduciary duty and therefore be liable to the respective company or its stockholders by reason of the fact that any such individual directs a corporate opportunity to another person or entity instead of the respective company, or does not refer or communicate information regarding such corporate opportunity to our Company, unless (x) such opportunity was expressly offered to such person solely in his or her capacity as a director or officer of the respective company or as a director or officer of any of the respective company’s subsidiaries, and (y) such opportunity relates to a line of business in which the respective company or any of its subsidiaries is then directly engaged.

Moreover, certain of our directors and officers own Liberty Media common stock, Liberty Broadband common stock, GCI Liberty common stock and/or equity incentive awards with respect to Liberty Media common stock, Liberty Broadband common stock and/or GCI Liberty common stock. These ownership interests could create, or appear to create, potential conflicts of interest when these individuals are faced with decisions that could have different implications for us, Liberty Media, Liberty Broadband or GCI Liberty.

In addition, any potential conflict that qualifies as a “related party transaction” (as defined in Item 404 of Regulation S-K) is subject to review by the audit committee of our board of directors or another independent body of our board designated to address such actual or potential conflicts. Any other potential conflicts that arise will be addressed on a case-by-case basis, keeping in mind the applicable fiduciary duties owed by the executive officers and directors of each company. From time to time, we and/or our subsidiaries may enter into transactions with Liberty Media, Liberty Broadband, GCI Liberty and/or their respective subsidiaries or other affiliates. There can be no assurance that the terms of any such transactions will be as favorable to us, Liberty Media, Liberty Broadband, GCI Liberty or any of our or their respective subsidiaries or affiliates, as would be the case where there is no overlapping officer or director.

John C. Malone beneficially owns shares of Liberty Live Group common stock representing in excess of 50.0% of the aggregate voting power of our Company as of January 31, 2026, which puts him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.

As of January 31, 2026, Mr. Malone beneficially owned shares of Liberty Live Group common stock representing the power to direct in excess of 50.0% of the aggregate voting power of Liberty Live Group common stock. As a result, Mr. Malone is deemed to be in a position to influence significant corporate actions, including corporate transactions such as mergers, business combinations or dispositions of assets, due to his ownership of Liberty Live Group common stock. This concentration of ownership could discourage others from initiating any potential merger, takeover or other change of control transaction that may otherwise be beneficial to our stockholders. See the risk factor entitled “It may be difficult for a third party to acquire our Company, even if doing so may be beneficial to our stockholders.” for information about certain provisions of our Articles and bylaws that may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable.

We are a holding company, and may be unable to obtain cash in amounts sufficient to service our financial obligations or meet our other commitments.

Our ability to meet our current and future financial obligations and other contractual commitments depends upon our ability to access cash. We are a holding company, and our sources of cash include our available cash balances, distributions from our subsidiaries and other investments and proceeds from any asset sales or other forms of asset monetization we may undertake in the future. In addition, even though our ownership of approximately 30% of the outstanding shares of LYV will enable us to exercise significant influence over Live Nation, we are not entitled to distributions or other cash from Live Nation, other than in our capacity as a stockholder of Live Nation. Further, our ability to receive dividends or payments or advances from our subsidiaries’ businesses depends on their individual operating results and any statutory, regulatory or contractual restrictions to which they may be, or may become, subject and the terms of their indebtedness and any additional debt they may incur in the future. From time to time, our subsidiaries may consider opportunities to refinance such debt, including through use of cash on hand and capital markets transactions. Accordingly, our ability to make payments to third parties and to otherwise meet our financial obligations at the holding company level is constricted.

We may become subject to the Investment Company Act.

We do not believe we are currently subject to regulation under the Investment Company Act because our ownership of approximately 30% of the outstanding shares of LYV enables us to exercise significant influence over Live Nation. We have substantial involvement in the management and affairs of Live Nation, including through the right to nominate up to two directors. Pursuant to an agreement with Live Nation (the “Live Nation Stockholder Agreement”), Live Nation has granted us certain rights, including the right to nominate up to two directors to the board of directors of Live Nation for so long as we satisfy certain ownership requirements of LYV. If, however, our ownership of approximately 30% of the outstanding shares of LYV is deemed to become passive (such as in the event that our equity interests are significantly diluted and our nominees ceased to serve as directors of Live Nation), we could become subject to regulation under the Investment Company Act. In such event, we would be required to register as an investment company, which could result in significant registration and compliance costs, could require changes to our corporate governance structure and financial reporting and could restrict our activities going forward. If we were to become inadvertently subject to the Investment Company Act and failed to register as an investment company in violation of the Investment Company Act, such violation could subject us to material adverse consequences, including potentially significant regulatory penalties and the possibility that our contracts would be deemed unenforceable.

We or our subsidiaries may not realize the benefits of acquisitions or other strategic investments and initiatives.

Our business strategy and that of our subsidiaries may include selective acquisitions, other strategic investments and initiatives that allow our subsidiaries to expand their business. The success of any acquisition depends upon effective integration and management of acquired businesses and assets into the acquirer’s operations, which is subject to risks and uncertainties, including the realization of the growth potential, any anticipated synergies and cost savings, the ability to retain and attract personnel, the diversion of management’s attention from other business concerns and undisclosed or potential legal liabilities of acquired businesses or assets.

The degradation, failure or misuse of our information systems could cause a disruption of services or improper loss, use and disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue.

Cloud services, information systems and other technologies that we or our subsidiaries or our business affiliates use are critical to our business activities, and shutdowns or disruptions of, and cybersecurity threats and cybersecurity incidents on, such systems pose increasing risks. Disruptions, such as computer hacking and phishing, theft, computer viruses, ransomware, worms or other destructive software, process breakdowns, denial of service attacks or other malicious activities, as well as power outages, natural or other disasters (including extreme weather), terrorist activities or human error, have occurred in the past and may in the future affect the systems and services we utilize and could result in disruption of our services, misappropriation, misuse, alteration, theft, loss, leakage, falsification, and accidental or premature release or improper disclosure of confidential or other information, including intellectual property and personal data (of third parties or employees) contained on such information systems. The techniques used to access, disable or degrade service or sabotage systems change frequently and continue to become more sophisticated and targeted, and the increasing use of artificial intelligence and machine learning may intensify the risks of cybersecurity threats and cybersecurity incidents. While we, our subsidiaries and/or our business affiliates continue to develop, implement and maintain security measures seeking to identify and mitigate the risks of cybersecurity threats and cybersecurity incidents, including unauthorized access or misuse, as discussed under Item 1C of this Annual Report on Form 10-K, such efforts are costly, require ongoing monitoring and updating and may not be successful in preventing these events from occurring.

In addition, our recovery and business continuity plans may not be adequate to address any cybersecurity incidents that occur. Although no cybersecurity incident has been material to our Company, our subsidiaries and/or our business affiliates to date, we expect to continue to be subject to cybersecurity threats and cybersecurity incidents and there can be no assurance that we will not experience a material cybersecurity incident. In addition, third party service providers, such as telecommunications and cloud services providers, have been subject to increasing cyberattacks from state-sponsored threat actors that could materially impact our information systems and operations. Any cybersecurity incident could result in a disruption of our, our subsidiaries and/or our business affiliates’ operations, customer dissatisfaction, damage to our reputation or brands, regulatory investigations, claims, lawsuits or loss of customers or revenue of our subsidiaries and/or business affiliates and our Company may also be subject to liability under relevant contractual obligations and laws and regulations protecting personal data and may be required to expend significant resources to defend, remedy and/or address any cybersecurity incidents and claims, investigations, penalties, fines, damages or settlements arising from cybersecurity incidents. We may not have adequate insurance coverage to compensate us for any losses that may occur. See the risk factor entitled “Data loss or other breaches of Live Nation’s and/or Quint’s network security could materially harm Live Nation’s and Quint’s respective business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.”

We have significant indebtedness.

As of December 31, 2025, we had an aggregate principal amount of approximately $1.15 billion of indebtedness outstanding. Our indebtedness increases our vulnerability to general adverse economic and industry conditions; requires us to dedicate a portion of our cash flow from operations to payments on indebtedness, reducing the availability of cash flow to fund capital expenditures, marketing and other general corporate activities; limits our ability to borrow additional funds; and may limit our flexibility in planning for, or reacting to, changes in our business and the live entertainment industry.

Our ability to incur additional indebtedness to fund our operations could be limited, which could negatively impact our operations.

Our ability to incur additional indebtedness may be subject to covenant restrictions set forth in our future, or our subsidiaries’ future, or existing, debt instruments. Accordingly, our and our subsidiaries’ ability to obtain significant financing in the future, on favorable terms or at all, may be limited. If additional debt financing is not available to us or our subsidiaries in the future, we may obtain liquidity through the issuance and sale of our equity securities. If additional funds are raised through the issuance of equity securities, our stockholders may experience significant dilution. If we are unable to obtain sufficient liquidity in the future, we may be unable to continue to develop our business, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

The unfavorable outcome of pending or future litigation could have a material adverse impact on our and/or our subsidiaries’ operations and financial condition.

Our subsidiaries and business affiliates are, and have been in the past, parties to several legal proceedings arising out of various aspects of their businesses, such as wrongful death and antitrust suits. The outcome of these proceedings may not be favorable, and one or more unfavorable outcomes could have a material adverse impact on their financial condition, which can impact the financial performance of our Company.

Factors Relating to our Businesses

We have a different management team from Live Nation, which means we do not have direct control over how Live Nation operates on a day-to-day basis.

Live Nation has a different management team from us, which means we do not have direct control over how Live Nation operates on a day-to-day basis. While our ownership of approximately 30% of the outstanding shares of LYV and board representation rights enable us to exercise influence over the management or policies of Live Nation, Live Nation management does not report directly to our board of directors. Therefore, we do not have direct control over how Live Nation operates on a day-to-day basis.

Our equity method investment in Live Nation may have a material impact on our net earnings (loss).

We account for our investment in Live Nation under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of an equity affiliate in our statement of operations under “share of earnings (losses) of affiliates,” which contributes to our earnings (loss) before income taxes. Due to the impact of COVID-19, Live Nation recorded significant losses during the years ended December 31, 2021 and 2020. If the earnings or losses of Live Nation are material in any year, those earnings or losses may have a material effect on our net earnings or losses. Notwithstanding the impact on our net earnings or losses, we do not have the ability to cause Live Nation to pay dividends or make other payments or advances to its stockholders, including our Company. In addition, our investment in Live Nation is in publicly traded securities, which is not reflected at fair value on our balance sheet and is subject to market risk that is not directly reflected in our statement of operations.

Live Nation’s and Quint’s businesses are highly sensitive to consumer preferences (with Live Nation’s business being dependent on its ability to secure popular artists and other live music events), and Live Nation and Quint may be unable to anticipate or respond to changes in consumer preferences, which may result in decreased demand for Live Nation’s and Quint’s services, respectively.

Live Nation’s and Quint’s businesses are highly sensitive to rapidly changing consumer preferences and Live Nation’s business is dependent on the availability of popular artists and events. Live Nation’s and Quint’s respective live entertainment businesses depend in part on their ability to anticipate the tastes of consumers and to offer events that appeal to them. Since Live Nation relies on unrelated parties to create and perform at live music events, any unwillingness to tour or lack of availability of popular artists could limit their ability to generate revenue. In particular, there are a limited number of artists that can headline a major North American or global tour or who can sell out larger venues, including many of Live Nation’s amphitheaters. If those artists do not choose to tour, or if Live Nation is unable to secure the rights to their future tours, then their concerts business would be adversely affected. Live Nation’s artist management business could be adversely affected if the artists it represents do not tour or perform as frequently as anticipated, or if such tours or performances are not as widely attended by fans as anticipated due to changing tastes, general economic conditions or otherwise. Live Nation’s ticketing business and Quint’s business relies, respectively, on third parties to create and perform live entertainment, sporting and leisure events and to price tickets and/or hospitality packages, as applicable, to such events. Accordingly, the respective success of Live Nation’s ticketing business and Quint’s business depends, in part, upon the ability of these third parties to correctly anticipate public demand for particular events, as well as the availability of popular artists, entertainers and teams.

In addition, Live Nation’s live entertainment business typically books its live music tours four to eight months in advance of the beginning of the tour and often agrees to pay an artist a fixed guaranteed amount prior to Live Nation receiving any revenue. Therefore, if the public is not receptive to the tour, or Live Nation or an artist cancel the tour, Live Nation may incur a loss for the tour depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned, as well as revenue they could have earned at booked venues. Live Nation has cancellation insurance policies in place to cover a portion of their losses if an artist cancels a tour but such policies may not be sufficient and are subject to deductibles. Furthermore, consumer preferences change from time to time, and Live Nation’s failure to anticipate, identify or react to these changes could result in reduced demand for their services, which would adversely affect Live Nation’s business, financial condition and results of operations.

Similarly, Quint’s business model requires certain upfront payments for ticket inventory and event costs. Therefore, if the public is not receptive to a particular event or events, or any such event is canceled, Quint may incur a loss for the event depending on the amount of the fixed guarantee or incurred costs relative to any revenue earned. Furthermore, cash flow timing mismatches between costs incurred and revenue recognized could create liquidity pressures for Quint. Quint mitigates cancellation risk through favorable provisions in its ticketing terms and conditions, but such provisions do not guarantee that Quint will be able to realize a full recovery of losses incurred as a result of cancellations. Furthermore, consumer preferences change from time to time, and Quint’s failure to anticipate, identify or react to these changes could result in reduced demand for their services, which would adversely affect Quint’s business, financial condition and results of operations.

Live Nation’s and Quint’s businesses depend, respectively, on relationships between key promoters, executives, agents, managers, artists, clients, leagues and customers, as applicable, and any adverse changes in these relationships could adversely affect Live Nation’s and/or Quint’s business, financial condition and results of operations, respectively.

The live music business and the live sports and entertainment events business is each uniquely dependent upon personal relationships, as promoters and executives within live events companies such as Live Nation and Quint leverage, respectively, their existing network of relationships with artists, agents, managers and other rightsholders, as applicable, in order to secure the rights to live music tours and other live events, as applicable, which are critical to Live Nation’s and Quint’s respective success. Due to the importance of those industry contacts to Live Nation’s and Quint’s businesses, the loss of any of their promoters, officers or other key personnel, or inability to hire such personnel, could adversely affect Live Nation’s and Quint’s businesses. Although Live Nation and Quint have each entered into long-term agreements with certain of those individuals described above to protect their interests in those relationships, they can give no assurance that all or any of these key employees or managers will remain with Live Nation and/or Quint or will retain their associations with key business contacts, including music artists, sports teams and/or other entertainers, as some agreements between a manager and an artist are not for a fixed period of time and are instead terminable at will, or that they will be able to procure favorable rights from all or any of these key promoters.

The success of Live Nation’s ticketing business depends, in significant part, on Live Nation’s ability to maintain and renew relationships with existing clients and to establish new client relationships. Live Nation anticipates that, for the foreseeable future, the substantial majority of their Ticketing segment revenue will be derived from both online and mobile sales of tickets. Live Nation also expects that revenue from primary ticketing services, which consists primarily of their portion of per ticket convenience charges and per order service fees, will continue to comprise the substantial majority of Live Nation’s Ticketing segment revenue. Live Nation cannot provide assurances that they will be able to maintain existing client contracts, or enter into or maintain new client contracts, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on Live Nation’s business, financial condition and results of operations.

Similarly, the success of Quint’s business depends, in significant part, on Quint’s ability to maintain and renew relationships with existing rightsholders and to establish new relationships with other rightsholders. Quint cannot provide assurances that they will be able to maintain existing contracts with key rightsholders, such as Formula 1® or the NBA, or enter into or maintain new contracts with other rightsholders, on acceptable terms, if at all, and the failure to do so could have a material adverse effect on Quint’s business, financial condition and results of operations.

Another important component of Live Nation’s and Quint’s success is their respective abilities to maintain existing and to build new relationships with third-party distribution channels, advertisers, sponsors and service providers. Any adverse change in these relationships, including the inability of these parties to fulfill their obligations to Live Nation’s and/or Quint’s businesses for any reason, could adversely affect Live Nation’s and/or Quint’s business, financial condition and results of operations, as applicable.

Live Nation faces intense competition in the live music and ticketing industries, and they may not be able to maintain or increase their current revenue, which could adversely affect Live Nation’s business, financial condition and results of operations.

Live Nation’s businesses are in highly competitive industries, and Live Nation may not be able to maintain or increase their current revenue due to such competition. The live music industry competes with other forms of entertainment for consumers’ discretionary spending and within this industry Live Nation competes with other venues to book artists, and, in the markets in which they promote music concerts, Live Nation faces competition from other promoters and venue operators. Live Nation’s competitors compete with them for key employees who have relationships with popular music artists and who have a history of being able to book such artists for concerts and tours. These competitors may engage in more extensive development efforts, undertake more far-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to existing and potential artists. Due to increasing artist influence and competition to attract and maintain artist clients, Live Nation may enter into agreements on terms that are less favorable to them, which could negatively impact their financial results. Live Nation’s competitors may develop services, advertising options or music venues that are equal or superior to those they provide or that achieve greater market acceptance and brand recognition than they achieve. Within the live music industry, Live Nation’s artist management business also competes with numerous other artist management companies and individual managers in the U.S. alone, both to discover new and emerging artists and to represent established artists. Across the live music industry, it is possible that new competitors may emerge and rapidly acquire significant market share.

Live Nation’s ticketing business faces significant competition from other national, regional and local primary ticketing service providers to secure new and retain existing clients on a continuous basis. Additionally, Live Nation faces significant and increasing challenges from companies that sell self-ticketing systems and from clients who choose to self-ticket, through the integration of such systems into their existing operations or the acquisition of primary ticket services providers or by increasing sales through venue box offices and season and subscription sales. Live Nation also faces competition in the resale of tickets from resale marketplaces and from other ticket resellers with online distribution capabilities. The advent of new technology, particularly as it relates to online ticketing, has amplified this competition. The intense competition that Live Nation faces in the ticketing industry could cause the volume of their ticketing services business to decline. As Live Nation is also a content provider and venue operator they may face direct competition with their prospective or current primary ticketing clients, who primarily include live event content providers. This direct competition with Live Nation’s prospective or current primary ticketing clients could result in a decline in the number of ticketing clients they have and a decline in the volume of their ticketing business, which could adversely affect Live Nation’s business, financial condition and results of operations.

In the secondary ticket sales market, Live Nation has restrictions on their business that are not faced by Live Nation’s competitors, imposed as a result of agreements entered into with the FTC, the Attorneys General of several individual states, and various international governing bodies. These restrictions include: a requirement to clearly and conspicuously disclose on any primary ticketing website where a link or redirect to a resale website owned or controlled by Live Nation is posted, that the link is directing the user to a resale website and that ticket prices often exceed the ticket’s original price; and a requirement to make certain clear and conspicuous disclosures and in certain instances disclose when a ticket being offered for resale is not “in-hand” as well as a requirement to monitor and enforce the compliance of third parties offering tickets on Live Nation’s websites with such disclosure requirements. There are certain state laws that now ban such speculative ticket listings, and the New York Attorney General has in the past brought lawsuits against resale companies for these practices; Live Nation does not, however, allow the use of such speculative ticketing practices on its websites.

Other variables related to the competitive environment that could adversely affect Live Nation’s financial performance by, among other things, leading to decreases in overall revenue, the number of sponsors, event attendance, ticket prices and fees or profit margins include:

●	an increased level of competition for advertising dollars, which may lead to lower sponsorships as Live Nation attempts to retain advertisers or which may cause Live Nation to lose advertisers to their competitors offering better programs that Live Nation is unable or unwilling to match;
●	unfavorable fluctuations in operating costs, including increased guarantees to artists, which Live Nation may be unwilling or unable to pass through to customers via higher ticket prices;
●	inability or unwillingness to fund the significant up-front cash requirements associated with Live Nation’s touring and ticketing businesses due to insufficient cash on hand or capacity under their senior secured credit facility, which could result in the loss of key tours to competitors or the inability to secure and retain ticketing clients;
●	competitors’ offerings that may include more favorable terms than Live Nation does in order to obtain agreements for new venues or ticketing arrangements or to obtain events for the venues they operate;
●	technological changes and innovations that Live Nation is unable to adopt or are late in adopting that offer more attractive entertainment alternatives than they or other live entertainment providers currently offer, which may lead to a reduction in attendance at live events, a loss of ticket sales or lower ticket fees; and
●	other entertainment options available to Live Nation’s audiences that they do not offer.

Live Nation’s and Quint’s success depends, in significant part, on entertainment, sporting and leisure events and economic and other factors adversely affecting such events could have a material adverse effect on Live Nation’s and Quint’s respective business, financial condition and results of operations.

A decline in attendance at or reduction in the number of live entertainment, sporting and leisure events may have an adverse effect on Live Nation’s and Quint’s respective revenue and operating income. In addition, during periods of economic slowdown and recession, many consumers have historically reduced their discretionary spending and advertisers have reduced their advertising expenditures. The impact of economic slowdowns on Live Nation’s and/or Quint’s business is difficult to predict, but they may result in reductions in ticket sales, sponsorship opportunities and Live Nation’s and/or Quint’s ability to generate revenue. The risks associated with Live Nation’s and Quint’s respective businesses may become more acute in periods of a slowing economy or recession, which may be accompanied by a decrease in attendance at live entertainment, sporting and leisure events. Many of the factors affecting the number and availability of live entertainment, sporting and leisure events are beyond Live Nation’s and Quint’s control. For instance, certain sports leagues have experienced labor disputes leading to threatened or actual player lockouts. Any such lockouts that result in shortened or canceled seasons would adversely impact Live Nation’s and Quint’s respective businesses to the extent that they provide ticketing services to the affected teams both due to the loss of games and ticketing opportunities as well as the possibility of decreased attendance following such a lockout due to adverse fan reaction. In addition, Live Nation and Quint do not have operational control over such live entertainment, sporting and leisure events, which means the events’ organizers’ decisions may be at odds with Live Nation’s and Quint’s respective interests.

Live Nation’s and Quint’s businesses depend on discretionary consumer and corporate spending. Many factors related to corporate spending and discretionary consumer spending, including economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact Live Nation’s and Quint’s operating results. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact Live Nation’s and Quint’s operating results. These factors can affect attendance at Live Nation’s and Quint’s events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of Live Nation’s and Quint’s venues, events and the industry. Negative factors such as challenging economic conditions and public concerns over terrorism and security incidents, particularly when combined, can impact corporate and consumer spending, and one negative factor can impact Live Nation’s and Quint’s results more than another. There can be no assurance that consumer and corporate spending will not be adversely impacted by current economic conditions, or by any future deterioration in economic conditions, thereby possibly impacting Live Nation’s and Quint’s operating results and growth.

Live Nation is dependent upon their ability to lease, acquire and develop live music venues, and if Live Nation is unable to do so on acceptable terms, or at all, their results of operations could be adversely affected.

Live Nation’s Concerts and Sponsorship & Advertising segments require access to venues to generate revenue from live music events. For these events, Live Nation uses venues that they own, as well as a number of live music venues under various agreements which include leases with third parties, ownership through an equity interest or booking agreements, which are agreements where Live Nation contracts to book the events at a venue for a specific period of time. Live Nation’s long-term success in the live music business will depend in part on the availability of venues, their ability to lease these venues and their ability to enter into booking agreements upon their expiration. As many of these agreements are with third parties over whom Live Nation has little or no control, they may be unable to renew these agreements or enter into new agreements on acceptable terms or at all, and may be unable to obtain favorable agreements with venues. Live Nation’s ability to renew these agreements or obtain new agreements on favorable terms depends on a number of other factors, many of which are also beyond their control, such as national and local business conditions and competition from other promoters. If the cost of renewing these agreements is too high or the terms of any new agreement with a new venue are unacceptable or incompatible with Live Nation’s existing operations, they may decide to forego these opportunities. There can be no assurance that Live Nation will be able to renew these agreements on acceptable terms or at all, or that they will be able to obtain attractive agreements with substitute venues, which could have a material adverse effect on Live Nation’s results of operations.

Live Nation may continue to expand their operations through the development of live music venues and the expansion of existing live music venues, which poses a number of risks, including:

●	construction of live music venues may result in cost overruns, delays or unanticipated expenses;
●	desirable sites for live music venues may be unavailable or costly;
●	the attractiveness of Live Nation’s current venues may deteriorate over time; and
●	competition may impact Live Nation’s ability to earn attractive returns on their investments.

Growth or maintenance of Live Nation’s existing revenue depends in part on consistent investment in their venues. Therefore, Live Nation expects to continue to make substantial capital improvements to meet long-term increasing demand, improve value and grow revenue. Live Nation frequently has a number of significant capital projects underway. Numerous factors, many of which are beyond Live Nation’s control, may influence the ultimate costs and timing of various capital improvements.

The amount of capital expenditures can vary significantly from year to year. In addition, actual costs could vary materially from Live Nation’s estimates if their assumptions about the quality of materials, equipment or workmanship required or the cost of financing such expenditures were to change. Construction is also subject to governmental permitting processes which, if changed, could materially affect the ultimate cost.

Additionally, the market potential of live music venue sites cannot be precisely determined, and Live Nation’s live music venues may face competition in markets from unexpected sources. Newly constructed live music venues may not perform up to Live Nation’s expectations. Live Nation faces significant competition for potential live music venue locations and for opportunities to acquire existing live music venues. Because of this competition, Live Nation may be unable to add to or maintain the number of their live music venues on terms Live Nation considers acceptable.

There is the risk of personal injuries and accidents in connection with Live Nation’s live music and Quint’s sports and entertainment events, which could subject them to personal injury or other claims and increase their expenses, as well as reduce attendance at such events, causing a decrease in their revenue and/or damage to their reputation.

There are inherent risks involved with producing live music and sports and other entertainment events. As a result, personal injuries and accidents have occurred, and may in the future occur, from time to time, which could subject Live Nation and Quint to claims and liabilities for personal injuries. Incidents in connection with Live Nation’s live music events at any of their venues or festival sites that they own or rent and/or Quint’s sports and entertainment events could also result in claims, reducing operating income or reducing attendance at Live Nation’s and/or Quint’s events, which could cause a decrease in their respective revenue. Live Nation has been subject to wrongful death claims and is currently subject to other litigation related to incidents at events. In addition, while there are security protocols in place at Live Nation’s and Quint’s events, illegal drug use or alcohol consumption at such events could result in negative publicity, adverse consequences (including illness, injury or death) to the persons engaged in such activities or others, and litigation against them. While Live Nation and Quint each maintain insurance policies that provide coverage within limits that are sufficient, in management’s judgment, to protect them from material financial loss for personal injuries sustained by persons at their venues or events or accidents in the ordinary course of business, there can be no assurance that such insurance will be adequate at all times and in all circumstances.

For instance, on November 5, 2021, the Astroworld music festival was held in Houston, Texas. During the course of the festival, ten members of the audience sustained fatal injuries and others suffered non-fatal injuries. Following these events, hundreds of civil lawsuits have been filed against Live Nation Entertainment, Inc. and related entities, asserting insufficient crowd control and other theories, seeking compensatory and punitive damages. All lawsuits relating to Astroworld have been resolved since early 2025. Live Nation incurred losses in excess of their insurance recovery in connection with those lawsuits.

Terrorist acts during Live Nation’s live music and Quint’s sports and entertainment events may cause damage and losses that are not covered by insurance.

Live Nation’s live music and Quint’s sports and entertainment events are attended by a large number of spectators. Any such events could be the target of an actual or threatened terrorist act, either of which could be disruptive and lead to the cancellation of such events, increase security requirements and result in a decline of spectator attendance at such events. Additionally, persons harmed in any terrorist act may attempt to seek compensation from Live Nation and/or Quint. The general risk of a terror attack has increased recently in a number of the countries in which Live Nation’s live music and Quint’s sports and entertainment events are held. Live Nation and Quint each purchase annual insurance policies covering all such events, which provide coverage for third party liability covering personal injury, equipment and property damage. However, there can be no assurance that this insurance will be adequate at all times and in all circumstances. If Live Nation or Quint is held liable for damages beyond the scope of its respective insurance coverage and/or is unable to obtain indemnification from the relevant insurer(s), Live Nation and/or Quint’s business, financial condition and results of operations could be materially and adversely affected, which in turn could materially adversely affect our Company.

Events beyond Live Nation’s and/or Quint’s control may cause one or more live events to be cancelled or postponed, which could result in the loss of revenue for Live Nation and/or Quint.

A live event may have to be postponed or cancelled due to factors beyond Live Nation’s and/or Quint’s control, including power failures, natural disasters or extreme weather, geopolitical conditions or international conflicts, embargoes or sanctions, cancellation of large-scale public events by a competent authority due to a security or terrorism risk, or outbreak of disease, which could result in the loss of revenue for Live Nation and/or Quint. If a live event is not held or is cancelled, Live Nation and/or Quint may be required to refund amounts paid for tickets and/or hospitality offerings, as applicable.

Poor weather adversely affects attendance at Live Nation’s live music events and Quint’s sports and entertainment events, which could negatively impact their financial performance from period to period.

Live Nation promotes and/or tickets many live music events and Quint promotes and/or tickets many live sporting and entertainment events. Weather conditions surrounding these events affect sales of tickets, concessions and merchandise, among other things. Poor weather conditions can have a material effect on Live Nation’s and Quint’s respective results of operations particularly because they promote and/or ticket a finite number of events. Increased weather variability due to climate change exacerbates weather-related issues Live Nation and Quint face. Due to weather conditions, Live Nation and/or Quint may be required to cancel or reschedule an event to another available day or a different venue, which would increase Live Nation’s and/or Quint’s respective costs for the event and could negatively impact the attendance at the event, as well as concession and merchandise sales. Poor weather can affect current periods as well as successive events in future periods.

Live Nation and Quint both operate in international markets which subject Live Nation and Quint to risks associated with the legislative, judicial, accounting, regulatory, political and economic risks and conditions specific to such markets, which could adversely affect Live Nation’s and Quint’s respective business, financial condition and results of operations.

Live Nation and Quint provide services in various jurisdictions abroad through a number of brands and businesses that they own and operate, as well as through joint ventures, and they expect to continue to expand their international presence. Live Nation and Quint face, and expect to continue to face, additional risks in the case of their existing and future international operations, including:

●	political instability, adverse changes in diplomatic relations and unfavorable economic and business conditions in the markets in which they currently have international operations or into which they may expand, particularly in the case of emerging markets;
●	more restrictive or otherwise unfavorable government regulation of the live entertainment and ticketing industries, which could result in increased compliance costs and/or otherwise restrict the manner in which they provide services and the amount of related fees charged for such services;
●	limitations on the enforcement of intellectual property rights;
●	limitations on the ability of foreign subsidiaries to repatriate profits or otherwise remit earnings;
●	adverse tax consequences due both to the complexity of operating across multiple tax regimes as well as changes in, or new interpretations of, international tax treaties and structures;
●	expropriations of property and risks of renegotiation or modification of existing agreements with governmental authorities;
●	diminished ability to legally enforce their contractual rights in foreign countries;
●	limitations on technology infrastructure, which could limit their ability to migrate international operations to a common ticketing system;
●	variability in venue security standards and accepted practices;
●	lower levels of internet usage, credit card usage and consumer spending in comparison to those in the U.S.; and
●	difficulties in managing operations and adapting to consumer desires due to distance, language and cultural differences, including issues associated with (i) business practices and customs that are common in certain foreign countries but might be prohibited by U.S. law and their internal policies and procedures, and (ii) management and operational systems and infrastructures, including internal financial control and reporting systems and functions, staffing and managing of foreign operations, which they might not be able to do effectively or cost-efficiently.

As Live Nation and Quint expand into new markets these risks will be intensified and will have the potential to impact a greater percentage of their business and operating results. Live Nation’s and Quint’s ability to expand their respective international operations into new jurisdictions, or further into existing jurisdictions will depend, in significant part, on their ability to identify potential acquisition candidates, joint venture or other partners, and enter into arrangements with these parties on favorable terms, as well as Live Nation’s and Quint’s ability to make continued investments to maintain and grow existing international operations. If the revenue generated by international operations is insufficient to offset expenses incurred in connection with the maintenance and growth of these operations, Live Nation’s and Quint’s respective business, financial condition and results of operations could be materially and adversely affected. In addition, in an effort to make international operations in one or more given jurisdictions profitable over the long term, significant additional investments that are not profitable over the short term could be required over a prolonged period.

In foreign countries in which Live Nation and Quint operate, a risk exists that their employees, contractors or agents could, in contravention of their policies, engage in business practices prohibited by applicable U.S. laws and regulations, such as the United States Foreign Corrupt Practices Act, as well as the laws and regulations of other countries prohibiting corrupt payments to government officials such as the United Kingdom Bribery Act 2010. Live Nation and Quint maintain policies prohibiting such business practices and have in place global anti-corruption compliance and training programs designed to ensure compliance with these laws and regulations. Nevertheless, the risk remains that one or more employees, contractors or agents, including those based in or from countries where practices that violate such U.S. laws and regulations or the laws and regulations of other countries may be customary, as well as those associated with newly-acquired businesses, will engage in business practices that are prohibited by Live Nation’s or Quint’s policies, circumvent their compliance programs and, by doing so, violate such laws and regulations. Any such violations, even if prohibited by Live Nation’s and Quint’s internal policies, could result in fines, criminal sanctions against them and their employees, prohibitions on the conduct of their business and damage to their reputation, which could adversely affect their business, financial condition and results of operations.

Live Nation and Quint are subject to extensive governmental regulation, and Live Nation’s and/or Quint’s failure to comply with these regulations could adversely affect their respective business, financial condition and results of operations.

Live Nation’s and Quint’s operations are each subject to certain federal, state and local statutes, rules, regulations, policies and procedures, both domestically and internationally, which are subject to change at any time, governing matters such as:

●	privacy laws and protection of personal or sensitive information;
●	compliance with the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act 2010 and similar regulations in other countries, as more particularly described above under the risk factor related to Live Nation’s and Quint’s international operations;
●	primary ticketing and ticket resale services;
●	construction, renovation and operation of Live Nation’s venues;
●	licensing, permitting and zoning, including noise ordinances;
●	human health, safety, security and sanitation requirements;
●	the service of food and alcoholic beverages;
●	working conditions, labor, minimum wage and hour, citizenship and employment laws;
●	compliance with the ADA and the DDA;
●	hazardous and non-hazardous waste and other environmental protection laws;
●	sales and other taxes and withholding of taxes;
●	marketing activities via the telephone and online; and
●	historic landmark rules.

Live Nation’s or Quint’s failure to comply with these laws and regulations, as applicable, could result in proceedings/fines against them by governmental agencies and private actions brought by consumers, which if material, could adversely affect their respective business, financial condition and results of operations. While Live Nation and Quint attempt to conduct their respective business and operations in a manner that they believe to be in compliance with such laws and regulations, there can be no assurance that a law or regulation will not be interpreted or enforced in a manner contrary to their current understanding of the law or regulation. Similar to Live Nation, Quint is subject to applicable licensing, ADA rules and foodservice regulations. However, Quint is only responsible for operating a small portion of the event venues and therefore, the majority of the compliance obligations and liability rests with the rightsholder and/or promoter.

In addition, the promulgation of new laws, rules and regulations could restrict or unfavorably impact Live Nation’s or Quint’s business, which could decrease demand for services, reduce revenue, increase costs and/or subject them to additional liabilities. For example, some legislatures have proposed laws in the past that would impose potential liability on Live Nation and other promoters and producers of live music events for entertainment taxes and for incidents that occur at Live Nation’s events, particularly relating to drugs and alcohol. Additionally, governmental actions such as the current sanctions by the U.S. Department of the Treasury’s Office of Foreign Assets Control and European regulators on certain Russian individuals and entities, as well as other sanctions elsewhere in the world, could restrict or limit Live Nation’s and/or Quint’s business activities in certain areas or subject them to sanction for noncompliance, even if inadvertent. More recently, the European Union’s DSA came into force in November 2022 and the majority of its substantive provisions took effect in February 2024. The DSA imposes new obligations around illegal services or content on Live Nation and Quint’s sites, traceability of business users, and enhanced transparency measures, and failure to comply can result in fines of up to 6% of total annual worldwide turnover.

From time to time, federal, state and local authorities and/or consumers commence investigations, inquiries or litigation with respect to Live Nation’s compliance with applicable consumer protection, advertising, unfair business practice, antitrust (and similar or related laws) and other laws. Live Nation’s businesses have historically cooperated with authorities in connection with these investigations. Live Nation is currently subject to agreements with the States of New Jersey, Maryland, Nevada, Illinois, and North Carolina and the FTC which govern, and in certain cases place limitations on, their ticketing resale practices. Live Nation’s competitors in the secondary ticket sales market are not, to their knowledge, bound by such limitations (other than as a result of laws that apply equally to all secondary ticket sellers) and as a result, Live Nation may be at a competitive disadvantage. From time to time, other states, Canadian provinces and the federal government have commenced investigations or inquiries related to other aspects of Live Nation’s ticketing business, including a now-settled suit brought by the Canadian Competition Bureau relating to alleged deceptive marketing practices. In addition, until recently, Live Nation was bound by the terms of a consent decree with the United States Department of Justice entered into in connection with its merger with Ticketmaster Entertainment LLC, which placed certain restraints on Live Nation’s business. Live Nation has incurred legal expenses in connection with the defense of governmental investigations and litigation in the past and may be required to incur additional expenses in the future regarding such investigations and litigation. In the case of antitrust (and similar or related) matters, any adverse outcome could limit or prevent Live Nation from engaging in the ticketing business generally (or in a particular segment thereof) or subject Live Nation to potential damage assessments, all of which could have a material adverse effect on its business, financial condition and results of operations.

Data loss or other breaches of Live Nation’s and/or Quint’s network security could materially harm Live Nation’s and Quint’s respective business and results of operations, and the processing, storage, use and disclosure of personal or sensitive information could give rise to liabilities and additional costs as a result of governmental regulation, litigation and conflicting legal requirements relating to personal privacy rights.

Due to the nature of Live Nation’s and Quint’s respective businesses, they process, store, use, transfer and disclose certain personal or sensitive information about their customers and employees. Penetration of Live Nation’s or Quint’s network or other misappropriation or misuse of personal or sensitive information and data, including credit card information and other personally identifiable information, could cause interruptions in their operations and subject them to increased costs, litigation, inquiries and actions from governmental authorities, and financial or other liabilities. In addition, security breaches, incidents or the inability to protect information could lead to increased incidents of ticketing fraud and counterfeit tickets. Security breaches and incidents could also significantly damage Live Nation’s and Quint’s reputations with consumers, ticketing clients and other third parties, and could result in significant costs related to remediation efforts, such as credit or identity theft monitoring.

Although Live Nation and Quint have developed systems and processes that are designed to protect customer and employee information and to prevent security breaches or incidents (which could result in data loss or other harm or loss), such measures cannot provide absolute security or certainty. It is possible that advances in computer and hacker capabilities, new variants of malware, the development of new penetration methods and tools, inadvertent violations of company policies or procedures or other developments could result in a compromise of customer or employee information or a breach of the technology and security processes that are used to protect customer and employee information. The techniques used to obtain unauthorized access, automate or expedite transactions or other activities on the respective platforms, disable or degrade service or sabotage systems (or otherwise bring about one or more of these effects) may change frequently and as a result, may be difficult for Live Nation’s or Quint’s business to detect for long periods of time and may impact the efficacy of their defenses and/or the products and services they provide. In addition, despite Live Nation’s and Quint’s best efforts, they may be unaware of or unable to anticipate these techniques or implement adequate preventative measures. Live Nation and Quint have expended significant capital and other resources designed to protect against and remedy such potential security breaches, incidents and their consequences, and will continue to do so in the future, including the establishment of a dedicated cybersecurity organization within their larger technology environment, as well as cybersecurity roles in critical business areas.

Live Nation and Quint also face risks associated with security breaches and incidents affecting third parties with which they are affiliated or with which they otherwise conduct business. In particular, hardware, software or applications they develop or procure from third parties may contain, and have contained, defects in design or manufacture and/or may pose a security risk that could unexpectedly compromise information security, but none of which have been material to date. Consumers are generally concerned with the security and privacy of the internet, and any publicized security problems affecting Live Nation’s and Quint’s businesses and/or third parties may discourage consumers from doing business with them, which could have an adverse effect on their respective business, financial condition and results of operations.

The U.S. Department of Justice and the attorneys general of certain states have sued Live Nation alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. In addition, the FTC and the attorneys general of certain states have sued Live Nation alleging violations of various federal and state laws relating to alleged deceptive and illegal ticketing practices. An unfavorable outcome in either of these matters could adversely affect Live Nation’s business and operating results.

In May 2024, Live Nation was sued by the U.S. Department of Justice and state authorities for alleged violations of various laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action, with various forms of relief requested for the alleged violations, including without limitation the divestiture of Ticketmaster by Live Nation, cancellation of certain ticketing contracts, enjoining Live Nation from engaging in anticompetitive practices, monetary damages, and other forms of relief. The case is now in its late stages, with discovery substantially completed. It is presently scheduled to go to trial on March 2, 2026.

Separately, in September 2025, the FTC, joined by the attorneys general of seven states, filed a lawsuit against Live Nation alleging that it advertised ticket prices to consumers that were deceptively lower than prices displayed at checkout, deceived consumers about the enforcement of advertised event ticket purchase limits and facilitated the sale of tickets unlawfully acquired by ticket brokers. The plaintiffs allege that Live Nation violated the Better Online Ticket Sales Act and Section 5 of the FTC Act, as well as various state consumer protection statutes and seek injunctive relief, statutory penalties and restitution for consumers. The case is in its initial stages.

Live Nation believes that it has substantial defenses to the claims asserted in these two matters, but due to the nature of the allegations and the potential remedies being sought, an unfavorable outcome in either matter could have a material adverse impact on Live Nation’s business and operating results.

Weak and uncertain economic conditions may reduce consumer demand for services and events offered by Live Nation’s and/or Quint’s respective businesses.

A weak or uncertain economy in the U.S. or globally could adversely affect demand for Live Nation’s and Quint’s services and events. Live Nation’s and Quint’s businesses depend on discretionary consumer and corporate spending, which typically falls during times of economic recession or instability. Many factors related to corporate spending and discretionary consumer spending, including actual or perceived economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact Live Nation’s and Quint’s operating results. There remains a high level of uncertainty in the current macroeconomic and geopolitical environments. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. If economic and financial market conditions in the U.S. or other key markets, including Europe, continue to be uncertain or deteriorate, customers may respond by suspending, delaying or further reducing their discretionary spending. A reduction in discretionary spending could adversely affect revenue through reduced live-entertainment and sporting event expenditures. Accordingly, the ability of Live Nation and/or Quint to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflationary pressures, which have been and remain significant, may increase operational costs, including labor costs, and elevated interest rates or any future increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact Live Nation’s and Quint’s operating results. These factors can affect attendance at Live Nation’s and Quint’s events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of Live Nation’s and Quint’s venues, events and the industry. There can be no assurance that consumer and corporate spending will not be adversely impacted by ongoing uncertainty in the macroeconomic and political environments, or by any future deterioration in such environments, thereby possibly impacting Live Nation’s and Quint’s operating results and growth. Live Nation and Quint currently are unable to predict the extent of any of these potential adverse effects.

Live Nation may fail to adequately protect its intellectual property rights or may be accused of infringing upon intellectual property rights of third parties.

Live Nation regards its intellectual property rights, including patents, trademarks and domain names, copyrights, trade secrets and similar intellectual property (as applicable) as critical to its success. Live Nation also relies heavily upon software codes, informational databases and other components that make up its products and services.

Live Nation has been granted trademark registrations and patents and also have trademark and patent applications pending with the United States Patent and Trademark Office and/or various foreign authorities for various proprietary trademarks, technologies and other inventions. Any patent or trademark application filed may not result in a patent or trademark registration being issued, or existing or future patents or trademarks may not be adjudicated valid by a court or be afforded adequate protection against competitors. Likewise, the issuance of a patent or trademark registration to Live Nation does not mean that its processes, inventions or trademark will not be found to infringe upon rights previously issued to third parties. Live Nation relies on a combination of laws and contractual restrictions with employees, customers, suppliers, affiliates and others to establish and protect these proprietary rights. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use Live Nation’s intellectual property without authorization which, if discovered, might require legal action to correct. In addition, third parties may independently develop substantially similar intellectual properties, but depending on how similar they are, Live Nation may take action against those third parties as described below.

From time to time, Live Nation is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of the intellectual property rights of third parties. Live Nation’s failure to protect its intellectual property rights in a meaningful manner or challenges to related contractual rights could result in erosion of brand names or other intellectual property and could adversely affect its business, financial condition and results of operations. Therefore, litigation may be necessary in the future to enforce Live Nation’s intellectual property rights, protect trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could adversely affect Live Nation’s business, financial condition and results of operations.

The success of Live Nation’s ticketing business and other operations depends, in part, on the integrity of its systems and infrastructure, as well as affiliate and third-party computer systems, computer networks and other communication systems. System interruption and the lack of integration and redundancy in these systems and infrastructure may have an adverse impact on Live Nation’s business, financial condition and results of operations.

System interruption and the lack of integration and redundancy in the information systems and infrastructure, both of Live Nation’s own ticketing systems and other computer systems and of affiliate and third-party software, computer networks and other communications systems service providers on which it relies, may adversely affect Live Nation’s ability to operate websites, process and fulfill transactions, respond to customer inquiries and generally maintain cost-efficient operations. Such interruptions could occur by virtue of natural disaster, malicious actions such as hacking or acts of terrorism or war, or human error. In addition, the loss of some or all of certain key personnel could require Live Nation to expend additional resources to continue to maintain its software and systems and could subject it to systems interruptions. The large infrastructure plant that is required to operate Live Nation’s systems requires an ongoing investment of time, money and effort to maintain or refresh hardware and software and to ensure it remains at a level capable of servicing the demand and volume of business that Ticketmaster receives. Failure to do so may result in system instability, degradation in performance, or unfixable security vulnerabilities that could adversely impact both the business and the consumers utilizing Live Nation’s services.

While Live Nation has backup systems for certain aspects of its operations, disaster recovery planning by its nature cannot be sufficient for all eventualities. In addition, Live Nation may not have adequate insurance coverage to compensate for losses from a major interruption. If any of these adverse events were to occur, it could adversely affect Live Nation’s business, financial condition and results of operations.

Factors Relating to Ownership of Our Common Stock

The market price of Liberty Live Group common stock may be volatile and could fluctuate significantly.

The market price of Liberty Live Group common stock may fluctuate significantly due to a number of factors (none of which can be guaranteed to occur), some of which may be beyond our control, including:

●	actual or anticipated fluctuations in our operating results;
●	potential acquisition activity by our Company, our subsidiaries or our business affiliates;
●	issuances of debt or equity securities to raise capital by our Company, our subsidiaries or our business affiliates;
●	changes in earnings estimated by securities analysts regarding Liberty Live Group common stock or our ability to meet those estimates; and
●	general market conditions.

If our board of directors determines to issue the shares of Ventures Group common stock, our Company will have a tracking stock structure, which may cause market confusion.

Our Articles authorize the issuance of another group of common stock without the approval of our stockholders, the Ventures Group common stock. In the event that we issue Ventures Group common stock, we will have a tracking stock structure. A tracking stock is a type of common stock that the issuing company intends to reflect or “track” the economic performance of a particular business or “group,” rather than the economic performance of the company as a whole. In the event that the Liberty Live Group common stock and the Ventures Group common stock become tracking stocks, the Liberty Live Group common stock would be intended to track the economic performance of particular businesses, assets and liabilities of our Company and our subsidiaries (the “Liberty Live Group”) as determined by our board of directors and the Ventures Group common stock would be intended to track the economic performance of other particular businesses, assets and liabilities of us and our subsidiaries (the “Ventures Group”) as determined by our board of directors. We would attribute, for financial reporting purposes, all of our consolidated assets, liabilities, revenue, expenses and cash flows between the Liberty Live Group and the Ventures Group. However, notwithstanding such attribution, we and our subsidiaries would retain legal title to all of our consolidated assets, and our tracking stock capitalization would not limit our legal responsibility, or that of our subsidiaries, for the liabilities included in any set of financial statement schedules.

Holders of Liberty Live Group common stock or Ventures Group common stock would not have any legal rights related to specific assets attributed to their associated group and, in any liquidation, holders of Liberty Live Group common stock and Ventures Group common stock would be entitled to receive a proportionate share of our available net assets based on their respective number of liquidation units. Depending on the composition of the assets underlying any future tracking stock groups from time to time, confusion in the marketplace may occur if holders of our tracking stock mistakenly believe they own stock of a company attributed to the applicable tracking stock group or they have any equity or voting interests with respect to companies attributed to one of our future tracking stock groups.

Our board of directors has discretion to create the Ventures Group and to reattribute businesses, assets and liabilities that are attributed to one tracking stock group to another tracking stock group, without the approval of any of our stockholders. Any such reattribution made by our board of directors, as well as the existence, in and of itself, of the right to effect a reattribution, may impact the ability of investors to assess the future prospects of the businesses and assets attributed to a tracking stock group, including liquidity and capital resource needs, based on past performance.

In addition, the assets attributed to one group are potentially subject to the liabilities attributed to another group, even if those liabilities arise from lawsuits, contracts or indebtedness that are attributed to such other group. No provision of our Articles prevents us from satisfying liabilities of one group with assets of another group, and our creditors will not in any way be limited by our tracking stock capitalization from proceeding against any assets they could have proceeded against if we did not have a tracking stock capitalization.

We cannot assure you that the market price of the common stock related to any future group will, in fact, reflect the performance of the group of businesses, assets and liabilities attributed to that group. Holders of Liberty Live Group common stock and Ventures Group common stock (if and when issued) will be common stockholders of our Company as a whole and, as such, will be subject to all risks associated with an investment in our Company and all of our businesses, assets and liabilities. As a result, the market price of each tracking stock may, in part, reflect events that are intended to be reflected or tracked by a different tracking stock.

Further, if our board of directors decides to implement a tracking stock structure, such structure could give rise to additional risks including, but not limited to:

●	conflicts of interest or the appearance of conflicts of interest if the interests of holders of stock related to one group diverges or appears to diverge from the interests of holders of stock of the other group;
●	decisions of our board of directors having a disparate impact upon holders of shares of stock relating to a particular group, or upon holders of any series of stock relating to a particular group;
●	if the Company disposes of its assets or reattributes such assets to a different tracking stock group, holders of the disposing group’s common stock may receive less value than the value that a third-party buyer might pay for all or substantially all of the assets of the disposing group;
●	if our board of directors elects to convert shares of common stock of one group into another group, the nature of a holders’ investment may be changed and possibly diluted; and
●	holders of each tracking stock group will vote together as a single class, except in certain limited circumstances.

Our multi-series voting structure may limit your ability to influence corporate matters, depress the trading price of Liberty Live Group common stock and any future issuances of Liberty Live Group common stock may further dilute the voting power of shares of Liberty Live Group common stock.

Liberty Live Group common stock is divided into three series of common stock: Series A Liberty Live Group common stock  (“LLYVA”), LLYVB and Series C Liberty Live Group common stock (“LLYVK”). Holders of record of shares of LLYVA are entitled to one vote for each share of such stock and holders of record of shares of LLYVB are entitled to ten votes for each share of such stock on all matters submitted to a vote of stockholders. Holders of record of shares of LLYVK are not entitled to any voting rights, except as otherwise required by Nevada law, in which case, such holders of record of shares of LLYVK are entitled to 1/100th of a vote per share. Our Articles do not provide for cumulative voting in the election of directors and permit future issuances of shares of each series of Liberty Live Group common stock. Any future issuances of Liberty Live Group common stock may dilute your interest in our Company.

Although LLYVB shares are quoted on the OTC Markets, they are sparsely traded and do not have an active trading market. As a result, your ability to purchase LLYVB shares is limited. Future issuances of shares of LLYVB will dilute the aggregate voting power of the issued and outstanding shares of Liberty Live Group common stock and may further concentrate the aggregate voting power of our issued and outstanding shares of common stock among the holders of shares of LLYVB. The voting and conversion rights of the LLYVB shares, our ability to issue additional LLYVB shares and your limited ability to purchase LLYVB shares may limit your ability to influence corporate matters and adversely affect the value of LLYVA shares and LLYVK shares.

Additionally, our multi-series structure may result in a lower or more volatile market price of the shares of Liberty Live Group common stock or in adverse publicity or other adverse consequences. Several stockholder advisory firms have announced their opposition to the use of multiple-class structures. As a result, the multi-series structure of Liberty Live Group common stock may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of the shares of Liberty Live Group common stock.

For as long as we are an emerging growth company, we are not required to comply with certain reporting requirements, including disclosures about our executive compensation, that apply to other public companies.

We are classified as an “emerging growth company” under the Jumpstart Our Business Startups Act. As a result, we have reduced Sarbanes-Oxley Act compliance requirements, as discussed elsewhere, for as long as we are an emerging growth company, which may be up to five full fiscal years. Unlike other public companies, we are not required to, among other things, (i) comply with certain audit-related requirements that we would otherwise be subject to but for our status as an emerging growth company, (ii) provide certain disclosures regarding executive compensation required of larger public companies or (iii) hold nonbinding advisory votes on executive compensation.

To the extent that we rely on any of the exemptions available to emerging growth companies, you will receive less information about our executive compensation and internal control over financial reporting than issuers that are not emerging growth companies. If some investors find Liberty Live Group common stock to be less attractive as a result, there may be a less active trading market for Liberty Live Group common stock and our stock price may be more volatile.

If we are unable to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, or our internal control over financial reporting is not effective, the reliability of our financial statements may be questioned and our stock price may suffer.

Section 404 of the Sarbanes-Oxley Act requires any company subject to the reporting requirements of the U.S. securities laws to complete a comprehensive evaluation of its and its consolidated subsidiaries’ internal control over financial reporting. To comply with this statute, we are required to document and test our internal control procedures, our management is required to assess and issue a report concerning our internal control over financial reporting, and our independent auditors are required to issue an attestation regarding our internal control over financial reporting. However, as an emerging growth company, we are not required to have our independent auditors attest to the effectiveness of our internal control over financial reporting until our first annual report subsequent to ceasing to be an emerging growth company. As a result, we may not be required to have our independent auditors attest to the effectiveness of our internal control over financial reporting until as late as the annual report for the year ending December 31, 2030. Although we do not expect the annual costs to comply with Section 404 to be significant (based on our preliminary assessments), the rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex, subject to change, and require significant documentation, testing and possible remediation to meet the detailed standards under the rules. During the course of its testing, our management may identify material weaknesses or deficiencies which may not be remedied in time to meet the deadline imposed by the Sarbanes-Oxley Act. If our management cannot favorably assess the effectiveness of our internal control over financial reporting when required to do so or our auditors identify material weaknesses in our internal control, investor confidence in our financial results may weaken, and our stock price may suffer.

It may be difficult for a third party to acquire our Company, even if doing so may be beneficial to our stockholders.

Certain provisions of Nevada law, our Articles, and our amended and restated bylaws may discourage, delay or prevent a change in control of our Company that a stockholder may consider favorable. These provisions include the following:

●	authorizing a capital structure with multiple series of common stock of each group: a Series B share that entitles the holders to ten votes per share, a Series A share that entitles the holders to one vote per share, and a Series C share that, except as otherwise required by applicable law, entitles the holders to no voting rights;
●	establishing a classified board of directors, with staggered three-year terms, which may lengthen the time required to gain control of our board of directors;
●	allowing the authorized number of directors on the board of directors to be changed only by resolution of the board of directors;
●	permitting only the board of directors to fill vacancies on the board;
●	Nevada law providing that incumbent directors may be removed only by the vote of stockholders representing not less than 66 2∕3% of the voting power of our issued and outstanding stock entitled to vote;
●	limiting who may call special meetings of stockholders;
●	prohibiting stockholder action by written consent (subject to certain exceptions), thereby requiring stockholder action to be taken at a meeting of the stockholders;
●	requiring stockholder approval by holders of at least 66 2∕3% in voting power of all of our then-outstanding shares entitled to vote thereon, voting together as a single class, with respect to certain extraordinary matters, such as a merger or consolidation, a sale of all or substantially all of our assets or an amendment to our Articles (except in the event approved by at least 75% of our board of directors);
●	establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and
●	the existence of authorized and unissued stock, including “blank check” preferred stock, which could be issued by our board of directors to persons friendly to our then current management, thereby protecting the continuity of its management, or which could be used to dilute the stock ownership of persons seeking to obtain control of our Company.

In addition, Mr. Malone currently beneficially owns shares representing the power to direct in excess of 50.0% of the aggregate voting power in our Company, due to his beneficial ownership of approximately 97.4% of the outstanding shares of our LLYVB as of January 31, 2026. See the risk factor entitled “John C. Malone owns shares of Liberty Live Group common stock representing approximately 50.0% of the aggregate voting power of our Company, as of January 31, 2026, which puts him in a position to influence significant corporate actions and may discourage others from initiating a potential change of control transaction that may be beneficial to our stockholders.” for more information.

Case law in Nevada may be less likely to provide guidance for specific fact scenarios than in Delaware.

We are a Nevada corporation. Because of Delaware’s prominence as a state of incorporation for many large corporations, the Delaware courts have developed considerable expertise in dealing with corporate issues and a substantial body of case law has developed construing Delaware law under certain sets of facts. While Nevada also has adopted comprehensive, modern and flexible corporate law statutes, because the volume of Nevada case law concerning the effects of its statutes and regulations is more limited, our Company and our stockholders may experience less predictability with respect to the legal requirements in connection with corporate affairs and transactions, and stockholders’ rights to challenge them in specific situations where the application of the statute may be open to differing interpretations.

Our directors and officers are protected from liability for a broad range of actions.

Nevada law, by default, with certain specific exceptions, eliminates the liability of directors and officers, to a corporation or its stockholders, except where (i) the presumption that such director or officer has acted in good faith, with a view to the interests of the corporation has been rebutted, and (ii) it is proven that such director’s or officer’s act or failure to act was a breach of his or her fiduciary duties and involved intentional misconduct, fraud or a knowing violation of law. Our Articles provide that, to the fullest extent permitted by Nevada law, our directors and officers will not be individually liable to us or any of our stockholders or creditors for damages as a result of any act or failure to act in his or her capacity as a director or officer.

Our Articles provide that the Eighth Judicial District Court of the State of Nevada shall be the exclusive forum for certain litigation that may be initiated by our stockholders, and that the federal courts shall be the exclusive forum for claims under the Securities Act; these provisions could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Articles provide that, subject to limited exceptions, the Eighth Judicial District Court of the State of Nevada in Clark County, Nevada (the “Nevada Eighth Judicial District Court”) (or if the Nevada Eighth Judicial District Court does not have jurisdiction, any other state district court located in the State of Nevada, and if no state district court in the State of Nevada has jurisdiction, any federal court located in the State of Nevada) shall, to the fullest extent permitted by law, be the exclusive forum for certain specified types of “internal actions” as defined under Nevada law, including (a) those brought in our name or right or on our behalf; (b) those for or based on any breach of fiduciary duty owed by any director, officer, or controlling stockholder of ours in such capacity; (c) those arising pursuant to, or to interpret, apply, enforce or determine the validity of, any provision of the Nevada statutes with respect to business entities, the articles of incorporation or our amended and restated bylaws, or certain voting agreements or trusts to which it may be a party.

In addition, our Articles provide that unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be, to the fullest extent provided by law, the exclusive forum for the resolution of any complaint asserting a cause of action under the Securities Act. Our Articles further provide that, for the avoidance of doubt, this exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts of the U.S. have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Furthermore, to the fullest extent permitted by law, our Articles provide that the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, which creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or rules and regulations thereunder.

These choice of forum provisions may otherwise limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits against us and our directors, officers, employees and agents. Stockholders who do bring a claim in the Nevada Eighth Judicial District Court could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of Nevada. The Nevada Eighth Judicial District Court may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments or results may be more favorable to us than to our stockholders. Similarly, the federal district courts may also reach different judgments in Securities Act cases than state courts. Alternatively, if a court were to find the choice of forum provision contained in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

The holders of any series of Liberty Live Group common stock, or the holders of Liberty Live Group common stock as a whole, may not have any remedies if an action by our directors or officers prioritizes other interests or has a disparate effect on Liberty Live Group common stock or any series thereof.

Principles of Nevada law and the provisions of our Articles may protect decisions of our board of directors that weigh interests different from those of the holders of Liberty Live Group common stock, or any series thereof, or that have a disparate impact upon holders of any series of Liberty Live Group common stock. Under Nevada law, the board of directors has the duty to exercise its powers in good faith and with a view to the interests of the corporation. In doing so, the board of directors may consider all relevant facts, circumstances, contingencies or constituencies, including, without limitation, the interests of the corporation’s employees, suppliers, creditors or customers; the economy of the state or the nation; the interests of the community or of society; the long-term or short-term interests of the corporation, including the possibility that these interests may be best served by the continued independence of the corporation; or the long-term or short-term interests of the corporation’s stockholders, including the possibility that these interests may be best served by the continued independence of the corporation. Directors may consider or assign weight to the interests of any particular person or group, or to any other relevant facts, circumstances, contingencies or constituencies and are not required to consider, as a dominant factor, the effect of a proposed corporate action upon any particular group or constituency having an interest in the corporation. Under the principles of Nevada law referred to above and the business judgment rule, you may not be successful in challenging these decisions if a majority of our board of directors, or a committee thereof, is disinterested, independent and adequately informed with respect to decisions of the board and acts in good faith and with a view to the interests of the corporation, including all of our stockholders.

Although LLYVB is quoted on the OTC Markets, there is no meaningful trading market for the stock.

Although LLYVB is quoted on the OTC Markets, it is sparsely traded and does not have an active trading market. The OTC Markets tend to be highly illiquid, in part, because there is no national quotation system by which potential investors can track the market price of shares except through information received or generated by a limited number of broker-dealers that make markets in particular stocks. There is also a greater chance of market volatility for securities that are quoted on the OTC Markets as opposed to a national exchange or quotation system. This volatility is due to a variety of factors, including a lack of readily available price quotations, lower trading volume, the absence of consistent administrative supervision of “bid” and “ask” quotations, and market conditions.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C.  Cybersecurity

Risk Management and Strategy

Liberty Live’s corporate level Information Technology (“IT”) and cybersecurity functions are provided by Liberty Media as part of the services agreement described in Part I, Item 1. “Business.” Through the services agreement, we participate in Liberty Media’s processes for assessing, identifying, and managing risks from cybersecurity threats at the corporate headquarters, as detailed below. Quint operates its own cybersecurity function with oversight from Liberty Live.

Live Nation, an equity affiliate, as a separate publicly traded company from Liberty Live, operates its own cybersecurity function.  Oversight for Live Nation’s cybersecurity functions rests with its board of directors, of which an employee of Liberty Live is a member, in collaboration with Live Nation’s Global Data Governance Board and Audit Committee.

We are committed to protecting the security and integrity of our systems, networks, databases and applications and, as a result, have implemented processes designed to prevent, assess, identify, and manage material risks associated with cybersecurity threats.  Cybersecurity risks are assessed as part of our enterprise risk assessment and risk management program and our cybersecurity risk management program is designed and assessed based on recognized frameworks, including the National Institute of Standards and Technology Cybersecurity Framework.

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party consultants, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, using manual and automated tools such as vulnerability scanning software, monitoring existing and emerging cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits and assessments, and conducting threat and vulnerability assessments.

To manage and mitigate material risks from cybersecurity threats to our information systems and data, we implement and maintain various technical, physical and organizational measures, processes and policies. These measures include risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our IT, Security and other departments, encryption of data, network security controls, access controls, physical security, asset management, system monitoring, vendor risk management program, employee cybersecurity awareness and training, phishing tests, and penetration testing. Cybersecurity awareness training is also made available to our Board of Directors.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have cybersecurity incident response frameworks in place at the corporate level and at Quint. These frameworks are a set of coordinated procedures and tasks that our incident response teams execute with the goal of ensuring timely and accurate identification, resolution and reporting of cybersecurity incidents both internally and externally, as necessary.

To operate our businesses, we utilize certain third-party service providers to perform a variety of operational functions. We have implemented a third-party risk management program to evaluate the cybersecurity practices of higher risk vendors and vendors that encounter our systems or data. We additionally engage and retain third-party consultants, legal advisors and assessors to keep us apprised of emerging third-party risk, defense and mitigation strategies, and governance best practices.

Impact of cybersecurity risks on business strategy, results of operations or financial condition

As of the date of this Annual Report on Form 10-K, we are not aware of any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.

For additional information on our cybersecurity risks, see “The degradation, failure or misuse of the Company’s information systems could cause a disruption of services or improper loss, use and disclosure of personal data or other confidential information, resulting in increased costs, liabilities or loss of revenue." in Part I, Item 1A of this Annual Report on Form 10-K.

Governance

Role of the Board of Directors

Our Board of Directors has overall responsibility for risk oversight and has delegated to the Audit Committee primary enterprise risk oversight responsibility, including privacy and cybersecurity risk exposures, policies and practices, the steps management takes to detect, monitor and mitigate such risks and the potential impact of those exposures on our business, financial results, operations and reputation. The Audit Committee receives quarterly updates on the enterprise risk management program, including cybersecurity risks and the initiatives undertaken to identify, assess and mitigate such risks. This cybersecurity reporting may include threat and incident reporting, vulnerability detection reporting, risk mitigation metrics, systems and security operations updates, employee education initiatives, and internal audit observations, if applicable.

In addition to the efforts undertaken by the Audit Committee, the full Board of Directors regularly reviews matters relating to cybersecurity risk and cybersecurity risk management. Any material cybersecurity events would be brought to the attention of the full Board of Directors once the event is deemed material. We additionally use our incident response framework as part of the process we employ to keep our management and Board of Directors informed and to monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents.

Role of Management

Through our services agreement with Liberty Media discussed in Part I, Item 1. “Business” of this Annual Report on Form 10-K, we have established a cross functional Information Security Steering Committee (“ISSC”) with executives from our Legal, Accounting, Internal Audit and Risk Management, Cybersecurity and Technology departments. The ISSC has management oversight responsibility for assessing and managing technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and resilience, and cybersecurity risks at the corporate level and our subsidiaries.

Our management team’s experience includes a diverse background in telecom, technology, media and other industries, with decades of experience in various aspects of cybersecurity. Liberty Media’s Head of Cybersecurity has more than 15 years of cybersecurity, technology and risk management experience and holds certifications in information privacy and information systems risks and controls. Quint’s Chief Information Security Officer has more than 25 years of experience and holds multiple relevant certifications in information security engineering, auditing and management. Combined, they have worked at a variety of companies, including large consulting, private and publicly traded companies, where they advised on, implemented and managed IT and cybersecurity programs and teams, developed tools and processes to protect internal and cloud networks, business applications, customer facing applications and customer payment systems. Together, the Liberty Media and Quint information security functions have extensive relevant education, professional certifications, and industry experience.

Item 2. Properties

Live Nation

As of December 31, 2025, Live Nation owns, operates or leases 325 entertainment venues throughout North America and 127 entertainment venues internationally. Live Nation has a lease ending June 30, 2030 for its corporate headquarters in Beverly Hills, California, used primarily by Live Nation’s executive group and certain of Live Nation’s domestic operations management staff. Live Nation also leases office space and other facilities in 51 countries that support Live Nation’s Concerts, Ticketing and Sponsorship & Advertising segment operations. Live Nation believes its venues and facilities are generally well-maintained and in good operating condition and have adequate capacity to meet Live Nation’s current business needs.

Live Nation’s leases are for varying terms ranging from monthly to multi-year. These leases can typically be for terms of three to 18 years for Live Nation’s office leases and five to 49 years for Live Nation’s venue leases, and many include renewal options. There is no significant concentration of venues under any one lease or subject to negotiation with any one landlord. Live Nation believes that an important part of its management activity is to negotiate suitable lease renewals and extensions.

Quint

Quint operates through a combination of wholly owned subsidiaries and strategic partnerships in key global markets. In addition to its U.S. headquarters in Charlotte, North Carolina, Quint maintains operating subsidiaries or offices in the United Kingdom, the Netherlands, Monaco, the United Arab Emirates, and Australia, through which it services events located throughout North America, Europe, the Middle East, Asia-Pacific, and select emerging markets.

Item 3. Legal Proceedings

Refer to note 14 in the accompanying notes to the consolidated financial statements for information on our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Series A and Series C Liberty Live Group common stock trade on the Nasdaq Global Select Market under the symbols “LLYVA” and “LLYVK,” respectively. Our Series B Liberty Live Group common stock is quoted on the OTC Markets under the symbol “LLYVB,” but it is not actively traded. Stock price information for securities traded on the Nasdaq Global Select Market can be found on the Nasdaq’s website at www.nasdaq.com.

The following table sets forth the range of high and low sales prices of our Series B Liberty Live Group common stock for the periods they were outstanding during the year ended December 31, 2025. There is no established public trading market for our Series B Liberty Live Group common stock, which is quoted on the OTC Markets. Such over-the-counter market quotations reflect inter-dealer prices without retail mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

	Series B Liberty Live Group common stock (LLYVB)
	High	Low
2025
Fourth quarter (after December 15, 2025)	$95.50	95.50

Holders

The number of record holders as of January 31, 2026 were as follows:

	Series A	Series B	Series C
Liberty Live Group common stock	532	34	706

The foregoing numbers of record holders do not include the number of stockholders whose shares are held nominally by banks, brokerage houses or other institutions, but include each such institution as one shareholder.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention of so doing. Payment of cash dividends, if any, in the future will be determined by our board of directors in light of our earnings, financial condition and other relevant considerations.

Securities Authorized for Issuance Under Equity Compensation Plans

Information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Purchases of Equity Securities by the Issuer

Share Repurchase Programs

As of December 31, 2025, the Company does not have an approved share repurchase program in place. Accordingly, there were no repurchases of Series A, Series B or Series C Liberty Live Group common stock during the three months ended December 31, 2025.

During the three months ended December 31, 2025, no shares of Series A, Series B or Series C Liberty Live Group common stock were surrendered by our officers and employees to pay withholding taxes and other deductions in connection with the vesting or exercise of restricted stock.

Item 6.  [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis provides information concerning our results of operations and financial condition. This discussion should be read in conjunction with our accompanying consolidated financial statements and the notes thereto. See note 2 in the accompanying consolidated financial statements for an overview of accounting standards that we have adopted or that we plan to adopt that have had or may have an impact on our financial statements.

Overview

In November 2024, the board of directors of Liberty Media Corporation (“Liberty Media” or “Parent”) authorized Liberty Media management to pursue a plan to split-off the Liberty Live Group (the “Split-Off”), which was completed on December 15, 2025. Immediately prior to effecting the Split-Off, Liberty Media’s subsidiary QuintEvents, LLC (“Quint”), interests in certain private assets and $171.7 million of cash were reattributed from Liberty Media’s Formula One Group to its Liberty Live Group in exchange for interests in certain other private assets. Liberty Media effected the Split-Off through the redemption of Liberty Media’s Liberty Live common stock in exchange for Liberty Live Group common stock of a newly formed company called Liberty Live Holdings, Inc. (“Liberty Live” or the “Company”). Liberty Media redeemed each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of common stock of Liberty Live.

Liberty Live beneficially owns approximately 69.6 million shares of Live Nation Entertainment, Inc. (“Live Nation”) common stock, Quint, interests in certain private assets, corporate cash and debt obligations.

Following the Split-Off, Liberty Media and Liberty Live operate as separate, publicly traded companies, and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty Media and Liberty Live entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a services agreement, an aircraft time sharing agreement, and a facilities sharing agreement (the “Ancillary Agreements”) in addition to a reorganization agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Live and Liberty Media with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty Media and Liberty Live and other agreements related to tax matters. Pursuant to the services agreement, Liberty Media provides Liberty Live with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Live reimburses Liberty Media for direct, out-of-pocket expenses and pays a services fee to Liberty Media under the services agreement that is subject to adjustment quarterly, as necessary. Under the facilities sharing agreement, Liberty Live shares office space with Liberty Media and related amenities at Liberty Media’s corporate headquarters. The aircraft time sharing agreement provides for Liberty Media to lease its aircraft to Liberty Live for use on a periodic, non-exclusive time sharing basis.

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group each reporting period based on an estimate of time spent. The Liberty Live Group paid $25.8 million and $5.2 million during the years ended December 31, 2025 and 2024, respectively, for shared services and other directly incurred expenses, which are reflected in the consolidated statements of operations in selling, general and administrative expenses. Future amounts allocated to Liberty Live through the Ancillary Agreements are expected to be approximately $9.0 million annually. Additionally, Liberty Live expects to incur corporate overhead expenses primarily related to being a standalone public company of approximately $8.0 million annually.

Quint designs, develops, and sells official ticket-inclusive hospitality and single to multi-day experiential packages (including on or off-site experiences, transportation, and hotel accommodations) throughout the world, and is a reportable segment. Live Nation believes it is the largest producer of live music concerts in the world, it is the world’s leading live entertainment ticketing sales and marketing company, its global footprint is one of the world’s largest music advertising networks for corporate brands and includes one of the world’s leading ecommerce websites. As a result, Live Nation believes it is the largest live entertainment company in the world, connecting over 805 million fans across all of its concerts and ticketing platforms in 55 countries during 2025, and is a reportable segment. Our “Corporate and other” category includes corporate activity along with various equity investments.

Economic Conditions

A weak or uncertain economy in the U.S. or globally could adversely affect demand for Live Nation’s and Quint’s services and events. Live Nation’s and Quint’s businesses depend on discretionary consumer and corporate spending, which typically falls during times of economic recession or instability. Many factors related to corporate spending and discretionary consumer spending, including actual or perceived economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact Live Nation’s and Quint’s operating results. There remains a high level of uncertainty in the current macroeconomic and geopolitical environments. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced by the U.S. on its major trading partners, higher tariffs on imported goods and materials and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), have increased inflationary cost pressures and recessionary fears. If economic and financial market conditions in the U.S. or other key markets, including Europe, continue to be uncertain or deteriorate, customers may respond by suspending, delaying or further reducing their discretionary spending. A reduction in discretionary spending could adversely affect revenue through reduced live-entertainment and sporting event expenditures. Accordingly, the ability of Live Nation and/or Quint to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflationary pressures, which have been significant and remain significant, may increase operational costs, including labor costs, and elevated interest rates or any further increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact Live Nation’s and Quint’s operating results. These factors can affect attendance at Live Nation’s and Quint’s events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of Live Nation’s and Quint’s venues, events and the industry. There can be no assurance that consumer and corporate spending will not be adversely impacted by ongoing uncertainty in the macroeconomic and political environments, or by any future deterioration in such environments, thereby possibly impacting Live Nation’s and Quint’s operating results and growth.

Strategies and Challenges of Business Units

Live Nation’s Strategy

Live Nation’s strategy is to grow the global live entertainment industry by connecting artists with its fans, selling more tickets and partnering with additional sponsors. Live Nation invests nearly $15 billion annually in artist performances – from club and theater acts to global superstars – more than any other company in the industry. In addition, Live Nation is investing in venue infrastructure around the world to support artists, meet rising fan demand and strengthen its long-term growth.

Live Nation’s core businesses surrounding the promotion of live events include ticketing and sponsorship and advertising. Live Nation believes its focus on growing these businesses will increase shareholder value as it continues to enhance its revenue streams. In Live Nation’s ticketing business, it serves artists, venues, and sports teams and leagues to secure content and tickets as well as invest in technology to build innovative products which advance its ticketing, including mobile platforms and advertising. Lastly, Live Nation is paid by sponsors and advertisers that want to connect its brands with a passionate fan base.

●	Expand Live Nation’s Concert Platform. Live Nation will deliver more shows, grow its fan base and increase its ticket sales by continuing to build Live Nation’s portfolio of concerts globally, expanding its business into additional top global music markets, and further building its presence in existing markets. Through Live Nation’s culture of serving artists and a focus on supporting the development of emerging artists, Live Nation believes it can continue to expand its concert base.
●	Grow Live Nation’s Revenue per Show. Live Nation will grow its revenue per show across its venues through more effective ticket pricing, broader ticketing distribution and more targeted promotional marketing. Live Nation will also grow Live Nation’s onsite fan monetization by improving ease of purchase, through improved onsite food and beverage and other products, merchandising, and enhanced experiences for Live Nation’s fans.
●	Invest in Venue Infrastructure and Enhancement Projects. To support the continued growth of artists and global fan demand, Live Nation is investing capital expenditures to expand its venue footprint – focusing on large theaters, amphitheaters, arenas and stadiums - to more markets around the world and upgrading its existing venues to enhance hospitality efforts for the fan base.
●	Invest in Live Nation’s Ticketing Platform. Live Nation will continue to invest in its ticketing enterprise system and develop innovative products to better serve its enterprise clients and continue to build its global client base. These include technological and digital transformations, enhanced marketing capabilities, and improved analytical tools to meet the needs of venues, event organizers and Live Nation’s fans.
●	Grow Live Nation’s Marketplace Capabilities. Live Nation is focused on selling tickets through a wide set of sales channels including mobile, online and affiliate partners while continuing to broaden its digital rollout. Within this, Live Nation will continue to invest in tools that reduce fraud and help artists and teams determine how to get their tickets into the hands of real fans. Lastly, Live Nation is focused on leveraging its platform by growing non-service fee revenue streams including insurance, additional enterprise tools, payment integration and other upsells.
●	Grow Sponsorship and Advertising Partnerships. Live Nation will continue to drive growth in its sponsorship relationships and capture a larger share of the global music sponsorship market by further monetizing its venue portfolio as well as growing its portfolio of brands connecting with fans. Live Nation will focus on expanding existing partnerships and developing new corporate sponsor partners to provide them with targeted strategic programs, accessing the fans attending Live Nation’s shows. Live Nation will continue to develop and to scale new products in order to drive onsite and digital revenue.

Quint

Quint’s strategy is to grow its global experiential and hospitality platform by expanding its product offerings, deepening relationships with existing partners, and pursuing new partnerships and markets. Quint seeks to leverage its experience in developing and operating premium experiential and hospitality programs to drive revenue growth, increase customer engagement, and enhance the scalability of its business. Quint integrates experiential products with travel and hospitality services, which it believes provides opportunities to increase customer value and monetization.

Quint’s core business focuses on the creation, marketing, and fulfillment of experiential and hospitality offerings across sports, entertainment, and lifestyle categories. Quint believes that continued investment in product innovation, operational capabilities, and strategic partnerships will support long-term growth and profitability. Quint also seeks to expand its global footprint and pursue strategic opportunities that complement its existing platform. Quint intends to execute its strategy through the following initiatives:

●	Expand Experiential and Hospitality Programs Within Existing Partnerships. Quint intends to expand the range and types of experiential and hospitality offerings available through its existing partnerships by introducing new products, formats, and premium access opportunities. Quint seeks to innovate its product offerings to enhance customer appeal, increase engagement, and drive repeat participation.
●	Increase Attachment of Travel and Hospitality Services. Quint seeks to increase the attachment rates of hotel, transportation, and other travel-related services for customers purchasing experiential and hospitality products. By further integrating travel services into its offerings, Quint aims to increase average revenue per customer and provide a more comprehensive customer experience.
●	Pursue New Rightsholder Partnerships. Quint intends to grow its portfolio of rightsholder partnerships through ongoing business development efforts and participation in request-for-proposal processes. Quint seeks to leverage its operational expertise, global capabilities, and track record to secure additional partnerships that expand its content offerings and market reach.
●	Expand Internationally. Quint plans to continue expanding its international operations by leveraging its existing presence in Europe, the Middle East, and Australia, and by selectively pursuing opportunities in additional global markets. Quint believes its platform is adaptable across geographies and can be scaled through local partnerships and targeted investment.
●	Pursue Strategic Growth Through Mergers and Acquisitions. Quint intends to evaluate potential mergers, acquisitions, and other strategic transactions involving complementary businesses and verticals. Quint seeks to pursue transactions that enhance its capabilities, expand its offerings, and support long-term growth, although no assurance can be given that such transactions will occur.

Results of Operations—Consolidated

General.  Provided in the tables below is information regarding the historical Consolidated Operating Results and Other Income and Expense of Liberty Live.

A discussion regarding our financial condition and results of operations for fiscal year 2025 compared to fiscal year 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal year 2024 compared to fiscal year 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed with the SEC on November 4, 2025, as part of our Registration Statement on Form S-4 (File No. 333-288960).

Consolidated Operating Results

	Years ended December 31,
	2025	2024

	amounts in thousands
Revenue	$381,951	340,493
Cost of revenue (excluding stock-based compensation)	308,429	286,070
Selling, general and administrative expenses (excluding stock-based compensation and acquisition costs)	93,605	64,365
Stock-based compensation	5,529	11,007
Depreciation and amortization	26,120	27,447
Impairment of intangible assets	—	67,066
Acquisition costs	—	812
Operating income (loss)	(51,732)	(116,274)

Interest expense	(29,531)	(29,121)
Dividend and interest income	15,693	21,782
Share of earnings (loss) of affiliates, net	132,689	237,666
Realized and unrealized gains (losses), net	(161,980)	(262,733)
Gain (loss) on dilution of investment in affiliate	(1,182)	5,846
Other income (expense), net	(4,184)	(1,284)
	(48,495)	(27,844)
Net earnings (loss) before income taxes	(100,227)	(144,118)
Income tax (expense) benefit	13,093	30,034
Net earnings (loss)	$(87,134)	(114,084)

Adjusted OIBDA	(20,083)	(9,942)

Revenue. The Company designs and develops ticket-inclusive experiential hospitality packages (including on or off-site experiences, transportation, and hotel accommodations) to major sporting and lifestyle events held globally. Revenue increased $41,458 thousand during the year ended December 31, 2025, as compared to the prior year primarily related to increases at Formula 1, the NBA and MotoGP related programs. Revenue related to Formula 1 increased $50,078 thousand due to incremental product offerings and increased prices for hospitality and experiential packages.  Revenue related to the NBA increased $6,913 thousand due to an additional international game held in Paris and growth compared to the prior year as well as incremental hospitality and experiential product offerings at NBA All Star Weekend. Revenue related to MotoGP increased $3,061 thousand due to having sales at two additional races in the current year compared to the prior year and incremental hospitality and experiential package sales.  These increases in revenue were partially offset by decreased revenue related to the Kentucky Derby, hotel room packages and the Super Bowl. Revenue related to the Kentucky Derby decreased $11,288 thousand attributable to lower demand in the current year as compared to the prior year (which had increased demand related to the 150th Anniversary of the Kentucky Derby). Revenue related to hotel room packages decreased $6,648 thousand due to the discontinuation of Las Vegas Grand Prix-related hotel programs and shift in business model at certain events towards commission-based revenue.  Revenue related to the Super Bowl decreased $3,225 thousand due to a reduction in experiential package offerings.

Cost of revenue, excluding stock-based compensation. Cost of revenue primarily includes the direct costs to execute and fulfill experiential packages including ticket, hospitality, hotel and transportation costs. Cost of revenue increased $22,359 thousand for the year ended December 31, 2025, compared to the prior year. The increase was primarily related to an increase of $37,977 thousand related to Formula 1, an increase of $6,519 thousand related to the NBA, and an increase of $2,976 thousand related to MotoGP, all due to the increased revenue, as discussed above. The increases were partially offset by a decrease in estimated tax compliance expense of $8,443 thousand compared to the prior year (see note 14 to the consolidated financial statements for additional information), and decreased expense related to hotel room packages of $6,821 thousand, the Kentucky Derby of $6,444 thousand and the Super Bowl of $2,007 thousand due to lower demand and experiential package offerings, as discussed above.

Selling, general and administrative expenses, excluding stock-based compensation and acquisition costs (“SG&A”). SG&A includes personnel costs, marketing costs, software license fees, commissions paid to internal and external sales representatives, interchange fees incurred on credit card transactions, professional and other advisory fees and office expenses including rent. SG&A increased $29,240 thousand for the year ended December 31, 2025, as compared to the prior year, primarily due to higher professional services fees and deal costs of $16,189 thousand related to the Split-Off and higher allocation of services from Liberty Media of $5,279 thousand at the corporate level primarily related to Liberty Media employees spending more time working on the Company related to the Split-Off.  Additionally, Quint had increased personnel costs of $3,548 thousand.

Stock-based compensation. Stock-based compensation decreased $5,478 thousand for the year ended December 31, 2025, as compared to the prior year primarily related to a one-time compensation expense recorded at acquisition related to accelerated vesting of certain outstanding warrants at Quint (see note 12 to the accompanying consolidated financial statements for additional information).

Depreciation and amortization. Depreciation and amortization decreased $1,327 thousand for the year ended December 31, 2025, as compared to the prior year, primarily due to a reduction in the amortization of rightsholder relationship assets.

Impairment of intangible assets. The Company recorded a goodwill impairment loss of $67,066 thousand during the year ended December 31, 2024. See additional details about the impairment in note 7 to the accompanying consolidated financial statements.

Acquisition costs. The Company recorded acquisition costs of $812 thousand during the year ended December 31, 2024, related to the acquisition of Quint.

Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, it also discloses Adjusted OIBDA, which is a non-GAAP financial measure. Adjusted OIBDA is defined as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges. Liberty Live’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate Liberty Live’s businesses and make decisions about allocating resources among Liberty Live’s businesses. Liberty Live believes this is an important indicator of the operational strength and performance of Liberty Live’s businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows Liberty Live to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Years ended December 31,
	2025	2024

	amounts in thousands
Operating income (loss)	$(51,732)	(116,274)
Depreciation and amortization	26,120	27,447
Stock-based compensation	5,529	11,007
Impairment of intangible assets	—	67,066
Acquisition costs	—	812
Adjusted OIBDA	$(20,083)	(9,942)

Adjusted OIBDA is summarized as follows:

	Years ended December 31,
	2025	2024

	amounts in thousands
Quint	$12,019	(2,912)
Corporate and other	(32,102)	(7,030)
Adjusted OIBDA	$(20,083)	(9,942)

Consolidated Adjusted OIBDA loss increased $10,141 thousand during the year ended December 31, 2025 as compared to the prior year.

Quint Adjusted OIBDA increased $14,931 thousand during the year ended December 31, 2025 as compared to the prior year. Adjusted OIBDA was impacted by the above discussed fluctuations in revenue and expenses.

Corporate and Other Adjusted OIBDA loss increased $25,072 thousand during the year ended December 31, 2025 as compared to the prior year, primarily due to increased expenses related to the Split-Off, as discussed above.

Interest expense. Interest expense remained relatively flat during the year ended December 31, 2025 as compared to the prior year.

Dividend and interest income. Dividend and interest income decreased $6,089 thousand during the year ended December 31, 2025 as compared to the prior year, primarily due to lower interest rates compared to the prior year.

Share of earnings (loss) of affiliates, net.  The Company’s share of earnings of affiliates decreased $104,977 thousand during the year ended December 31, 2025, as compared to the prior year. Share of earnings (loss) from affiliates is primarily attributable to the Company’s ownership interest in Live Nation. Upon the Company’s initial investment in Live Nation, the Company allocated the excess basis between the book basis of Live Nation and fair value of the shares acquired and ascribed remaining useful lives to amortizable intangible assets and deferred taxes. As of December 31, 2025, amortizable intangible assets had a remaining weighted average useful life of 6.1 years. Amortization related to intangible assets with identifiable useful lives is included in the Company’s share of earnings (loss) of affiliates line item in the accompanying consolidated statements of operations and aggregated $19,844 thousand and $31,233 thousand, net of related taxes, for the years ended December 31, 2025 and 2024, respectively. The decrease in the Live Nation excess basis amortization is due to the full amortization of certain historical excess cost amounts ascribed to the value of amortizable intangible assets, partially offset by new layers of amortizable intangible assets added to the excess basis.

The following is a discussion of Live Nation’s results of operations. Live Nation is a separate publicly traded company and additional information about Live Nation can be obtained through its website and public filings, which are incorporated by reference herein. In order to provide a better understanding of Live Nation’s operations, we have included a summarized presentation of Live Nation’s results from operations.

	December 31,
	2025	2024

	amounts in millions
Revenue	$25,201	23,156
Operating expenses:
Direct operating expenses	(18,763)	(17,381)
Selling, general and administrative expenses	(4,092)	(4,043)
Depreciation and amortization	(639)	(550)
Corporate and other expenses	(456)	(357)
Operating income (loss)	1,251	825
Interest expense	(316)	(326)
Interest income	150	156
Other income (expense), net	(54)	84
Earnings (loss) before income taxes	1,031	739
Income tax (expense) benefit	(340)	392
Net earnings (loss)	691	1,131
Less net earnings (loss) attributable to noncontrolling interests	195	235
Net earnings (loss) attributable to Live Nation stockholders	$496	896

Revenue. Live Nation’s revenue increased $2.0 billion during the year ended December 31, 2025, as compared to the prior year, primarily due to increased concert, ticketing, and sponsorship and advertising revenue. Concerts revenue increased $1.8 billion during the year ended December 31, 2025, as compared to the prior year, primarily due to more stadium shows and fans. Concerts had incremental revenue of $534 million during 2025 from acquisitions and new venues. Ticketing revenue increased $93 million during the year ended December 31, 2025, as compared to the prior year, primarily due to higher primary ticket sales for concerts. Sponsorship & Advertising revenue increased $134 million during the year ended December 31, 2025, as compared to the prior year, primarily due to increased sponsorship activity in the United States (“U.S.”) and international markets, notably for naming rights and sponsorship deals attached to new venues. In addition, new and expanded digital platform integrations in the U.S. and increased partnerships in European markets contributed to higher revenue during 2025.

Operating Income. Operating income increased $426 million during the year ended December 31, 2025, as compared to the prior year.  The increase was primarily due to an increase in operating income in the Concerts segment of $468 million, related to higher revenue as discussed above, partially offset by higher direct operating expenses to support more stadium shows and fan growth at concerts. The remaining change in the Concerts segment is primarily associated with the nonrecurring Astroworld loss contingencies in the prior year.  The overall increase in operating income is also due to an increase in the Sponsorship & Advertising segment of $82 million, primarily related to the increase in revenue discussed above. These increases were partially offset by higher certain acquisition expenses of $88 million.

Other income (expense), net. For the year ended December 31, 2025, other expense, net was $54 million, which primarily consisted of foreign exchange rate losses.  For the year ended December 31, 2024, other income, net was $84 million which primarily consisted of mark-to-market adjustments for nonconsolidated affiliates.

Income Taxes. For the year ended December 31, 2025, Live Nation had a net tax expense of $340 million on income before income taxes of $1.0 billion compared to a net tax benefit of $392 million on income before income taxes of $739 million for 2024. In 2025, the net income tax expense consisted of $49 million of tax expense related to U.S. federal income taxes, $277 million of tax expense related to foreign entities and $14 million of tax expense related to state and local income taxes. The net increase in tax expense of $732 million is primarily related to the release of valuation allowances in 2024, due to changes in judgment regarding the realizability of certain deferred tax assets. The remaining change in tax expense is due to increased operational results in tax paying jurisdictions during 2025.

Realized and unrealized gains (losses), net. Realized and unrealized gains (losses), net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2025	2024

	amounts in thousands
Equity securities	$(11,857)	(7,136)
Financial instrument liabilities	(20,265)	(11,716)
Debt	(129,858)	(243,881)
	$(161,980)	(262,733)

The changes in these accounts are primarily due to changes in market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see note 8 to the accompanying consolidated financial statements for additional discussion related to debt).

Gain (loss) on dilution of investment in affiliate. The gain on dilution of investment in affiliate decreased $7,028 thousand during the year ended December 31, 2025, as compared to the prior year, primarily due to a decrease in the issuance of Live Nation common stock from the exercise of stock options and restricted stock units held by employees and other third parties compared to the prior year.

Other income (expense), net. Other expense, net increased $2,900 thousand during the year ended December 31, 2025, as compared to the same period in the prior year, primarily due to tax sharing expense with Liberty Media of $3.7 million in the current period.

Income taxes. Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the years ended December 31, 2025 and 2024 are summarized below:

	Years ended December 31,
	2025	2024
Earnings (loss) before income taxes	$(100,227)	(144,118)
Income tax (expense) benefit	$13,093	30,034
Effective income tax rate	13%	21%

During the year ended December 31, 2025, income tax benefit was less than the U.S. statutory rate of 21% primarily due to costs incurred in connection with the Split-Off that are not deductible for tax purposes.

During the year ended December 31, 2024, income tax benefit did not materially differ from the U.S. statutory rate of 21% due to state income tax benefits on losses, offset by earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal rate.

Net earnings (loss). The Company had net losses of $87,134 thousand and $114,084 thousand for the years ended December 31, 2025 and 2024, respectively. The change in net earnings (loss) was the result of the fluctuations in Liberty Live’s revenue, expenses and other gains and losses, as described above.

Liquidity and Capital Resources

As of December 31, 2025, the Company’s liquidity position included the following:

Cash and cash
equivalents

amounts in thousands
Quint	$101,133
Corporate and other	444,361
Total Liberty Live	$545,494

Substantially all of its cash and cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments. As of December 31, 2025, Quint had approximately $16.3 million of cash and cash equivalents held in foreign subsidiaries that is available for domestic purposes with no significant tax consequences upon repatriation to the U.S.

The following are potential sources of liquidity: available cash balances, cash generated by Quint operating activities (to the extent such cash exceeds Quint’s working capital needs and is not otherwise restricted), net proceeds from asset sales, debt borrowings, available borrowing capacity under a margin loan secured by shares of Live Nation (the “Live Nation Margin Loan”), the 2025 Forward Contracts (as defined in note 8 to the accompanying consolidated financial statements) and interest and dividend receipts.

As of December 31, 2025, the Company had $400 million available under the Live Nation Margin Loan. The Company is in compliance with all financial debt covenants as of December 31, 2025.

	Years ended December 31,
	2025	2024

Cash Flow Information	amounts in thousands
Net cash provided (used) by operating activities	$(29,455)	(25,228)
Net cash provided (used) by investing activities	$(3,477)	(97,514)
Net cash provided (used) by financing activities	$167,764	227,832

During the year ended December 31, 2025, the Company’s primary use of cash was for operations, including cash paid for interest expense, as well as minimum guaranteed payments on rightsholder relationships of $6,414 thousand and investments in equity securities of $3,331 thousand. During the year ended December 31, 2025, the Company’s primary source of cash was a contribution from Liberty Media of $171,672 thousand related to the Split-Off .

The Company’s projected uses of cash in 2026, outside of normal operating expenses (inclusive of tax payments), are interest payments of approximately $29,313 thousand and fees to Liberty Media for providing certain services pursuant to the Ancillary Agreements. The Company expects to fund its projected uses of cash with cash on hand, cash provided by operations, and debt borrowings under the Live Nation Margin Loan. Liberty Live believes that the available sources of liquidity are sufficient to cover its projected future uses of cash.

Off-Balance Sheet Arrangements and Material Cash Requirements

Information concerning the amount and timing of material cash requirements, both accrued and off- balance sheet, as of December 31, 2025, is summarized below

	Payments due by period
		Less than			After
	Total	1 year	2 - 3 years	4 - 5 years	5 years

	amounts in thousands
Material cash requirements
Long-term debt (1)	$1,150,000	—	—	—	1,150,000
Interest payments (2)	763,303	29,313	58,006	54,625	621,359
Rightsholder relationships (3)	27,911	9,373	18,538	—	—
Purchase orders and other obligations (4)	29,849	24,465	3,354	2,030	—
Total	$1,971,063	63,151	79,898	56,655	1,771,359

(1)	Amounts are stated at the face amount at maturity and do not assume additional borrowings or refinancings of existing debt.
(2)	Amounts (i) are based on the Company’s outstanding debt at December 31, 2025 and (ii) assume that its existing debt is repaid at maturity.
(3)	Quint has entered into contracts with various rightsholders to obtain the ability to utilize the rightsholders’ intellectual property (logos, brand names, etc.) and to gain access to ticket inventory in order to sell event experiential packages under the rightsholders’ brand. The commitments included within this table represent the minimum guaranteed payments to be made to the rightsholders.
(4)	Amounts due in less than one year primarily relate to open purchase orders at Quint. Amounts in other periods primarily relate to operating leases at Quint.

Critical Accounting Estimates

The preparation of Liberty Live’s consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Listed below are the accounting estimates that Liberty Live believes are critical to its consolidated financial statements due to the degree of uncertainty regarding the estimates or assumptions involved and the magnitude of the asset, liability, revenue or expense being reported.

Application of the Equity Method of Accounting for Investments in Affiliates. For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the equity method investee. The Company determines the difference between the purchase price of the equity method investee and the underlying equity which results in an excess basis in the investment. This excess basis is allocated to the underlying assets and liabilities of the Company’s equity method investee through an acquisition accounting exercise and is allocated within memo accounts used for equity method accounting purposes. Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived.

Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity method investee, to investors other than the Company, are recognized in the statement of operations through the gain (loss) on dilution of investment in affiliate line item. We periodically evaluate our equity method investments to determine if decreases in fair value below our cost basis are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statements of operations. Other than temporary declines in fair value of our equity method investment would be included in share of earnings (losses) of affiliates in our consolidated statement of operations.

The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the equity method investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or equity method investee specific; analysts’ ratings and estimates of 12 month share price targets for the equity method investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.

Our evaluation of the fair value of our investments and any resulting impairment charges are made as of the most recent balance sheet date. Changes in fair value subsequent to the balance sheet date due to the factors described above are possible. Subsequent decreases in fair value will be recognized in our consolidated statement of operations in the period in which they occur to the extent such decreases are deemed to be other than temporary. Subsequent increases in fair value will be recognized in our consolidated statement of operations only upon our ultimate disposition of the investment.

Non-Financial Instrument Valuations. Liberty Live’s non-financial instrument valuations are primarily comprised of its annual assessment of the recoverability of its goodwill, and its evaluation of the recoverability of its other long-lived assets upon certain triggering events. If the carrying value of Liberty Live’s long- lived assets exceeds their estimated fair value, Liberty Live is required to write the carrying value down to fair value. Any such writedown is included in impairment of intangible assets in the consolidated statement of operations. Judgment is required to estimate the fair value of Liberty Live’s intangible assets. Liberty Live may use quoted market prices, prices for similar assets, present value techniques and other valuation techniques to prepare these estimates. Liberty Live may need to make estimates of future cash flows and discount rates as well as other assumptions in order to implement these valuation techniques. Due to the judgment involved in Liberty Live’s estimation techniques, any value ultimately derived from Liberty Live’s intangible assets may differ from its estimate of fair value.

As of December 31, 2025, the Company had $127,367 thousand of goodwill. The Company’s goodwill is allocated to the Quint reportable segment. The Company performs its annual assessment of the recoverability of its indefinite-lived intangible assets in the fourth quarter each year, or more frequently if events and circumstances indicate impairment may have occurred. The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period. In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of its reporting units. The Company considers whether there are any negative macroeconomic conditions, industry-specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior year for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The Company performed a quantitative analysis of Quint during the fourth quarter of 2024. Based on near-term business trends and their impact on long-term assumptions, we concluded that the estimated fair value of Quint was less than its carrying value. As a result, Quint recognized a goodwill impairment loss of $67,066 thousand during the year ended December 31, 2024. The fair value was determined using a discounted cash flow (income approach) calculation (Level 3).

Due to the recent goodwill impairment loss recorded, Quint’s carrying value approximates its estimated fair value as of December 31, 2025. The Company will continue to monitor Quint’s business performance versus the current and updated long-term forecasts, among other relevant considerations, to determine if the carrying value of its assets (including goodwill and other intangible assets) is appropriate. Declines in forecasted revenue, cash flows, or other factors could result in a sustained decrease in fair value that may result in a determination that carrying value adjustments are required, which could be material.

Income Taxes. The Company is required to estimate the amount of tax payable or refundable for the current year and the deferred income tax liabilities and assets for the future tax consequences of events that have been reflected in its consolidated financial statements or tax returns for each taxing jurisdiction in which the Company operates. This process requires the Company’s management to make judgments regarding the timing and probability of the ultimate tax impact of the various agreements and transactions that it enters into. Based on these judgments, the Company may record tax reserves or adjustments to valuation allowances on deferred tax assets to reflect the expected realizability of future tax benefits. Actual income taxes could vary from these estimates due to future changes in income tax law, significant changes in the jurisdictions in which the Company operates, our inability to generate sufficient future taxable income or unpredicted results from the final determination of each year’s liability by taxing authorities. These changes could have a significant impact on the Company’s financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Liberty Live is exposed to changes in interest rates primarily as a result of its borrowing activities, which include fixed and floating rate debt instruments and borrowings used to maintain liquidity and to fund business operations. The nature and amount of its long-term and short-term debt are expected to vary as a result of future requirements, market conditions and other factors. Liberty Live manages its exposure to interest rates by maintaining what it believes is an appropriate mix of fixed and variable rate debt, when applicable. Liberty Live believes this best protects its business from interest rate risk. Liberty Live may achieve this mix by (i) issuing fixed rate debt that it believes has a low stated interest rate and significant term to maturity, (ii) issuing variable rate debt with appropriate maturities and interest rates, and (iii) entering into interest rate swap arrangements when deemed appropriate.

As of December 31, 2025, Liberty Live had $1,150,000 thousand principal amount of fixed rate debt with a weighted average interest rate of 2.375%, and no outstanding variable rate debt.

The Company is exposed to changes in stock prices primarily as a result of our significant holding in Live Nation (an equity method affiliate). We continually monitor changes in stock markets, in general, and changes in the stock price of Live Nation, specifically. We believe that changes in stock prices can be expected to vary as a result of general market conditions, technological changes, specific industry changes and other factors. We periodically use equity collars and other financial instruments to manage market risk. These instruments are recorded at fair value based on option pricing models and other appropriate methods.

Additionally, our stock in Live Nation is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements, and had the market price of such security been 10% lower at December 31, 2025, the aggregate value of such security would have been $992,442 thousand lower.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements of Liberty Live are filed under this Item, beginning on Page II-17. The financial statement schedules required by Regulation S-X are filed under Item 15 of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rules 13a-15 and 15d-15, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the “Executives”) and under the oversight of its Board of Directors, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2025. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Report of Management’s Assessment Regarding Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404 until we are no longer an “emerging growth company” as defined in the Jump Start Our Businesses Act.

Item 9B. Other Information.

Insider Trading Arrangements

None of the Company’s directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Liberty Live Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Liberty Live Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive earnings (loss), cash flows, and equity for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2025.

Denver, Colorado
February 26, 2026

LIBERTY LIVE HOLDINGS, INC.

Consolidated Balance Sheets

December 31, 2025 and 2024

	2025	2024

Assets	amounts in thousands
Current assets:
Cash and cash equivalents	$545,494	402,641
Trade and other receivables, net	30,372	20,055
Prepaid assets	44,163	38,093
Other current assets	9,435	11,587
Total current assets	629,464	472,376

Investments in equity securities	162,066	173,349
Investments in equity affiliates, accounted for using the equity method	624,278	430,435
Goodwill (note 7)	127,367	125,495
Intangible assets subject to amortization, net (note 7)	118,605	141,782
Deferred tax assets (note 9)	183,944	234,097
Other assets, at cost, net of accumulated amortization	43,169	7,492
Total assets	1,888,893	1,585,026
Liabilities and Equity
Current liabilities:
Accounts payable	11,521	16,284
Accrued liabilities	36,436	34,610
Deferred revenue	154,997	126,752
Current portion of debt, measured at fair value (note 8)	1,666,546	—
Financial instrument liabilities (note 5)	20,265	—
Related party liabilities (note 11)	2,722	8,786
Other current liabilities	4,234	1,067
Total current liabilities	1,896,721	187,499
Long-term debt, measured at fair value (note 8)	—	1,556,399
Other liabilities	19,307	18,250
Total liabilities	1,916,028	1,762,148
Equity:
Series A Liberty Live Group common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,573,685 and zero at December 31, 2025 and December 31, 2024, respectively	256	—
Series B Liberty Live Group common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,530,951 and zero at December 31, 2025 and December 31, 2024, respectively	25	—
Series C Liberty Live Group common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,826,864 and zero at December 31, 2025 and December 31, 2024, respectively	638	—
Former parent's investment	—	256,874
Additional paid-in capital	403,647	—
Accumulated other comprehensive earnings (loss), net of taxes	(16,561)	(86,139)
Retained earnings (accumulated deficit)	(437,086)	(369,970)
Total equity (deficit)	(49,081)	(199,235)
Noncontrolling interests in equity of subsidiaries	21,946	22,113
Total equity (deficit)	(27,135)	(177,122)
Commitments and contingencies (note 14)
Total liabilities and equity	$1,888,893	1,585,026

See accompanying notes to consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Consolidated Statements Of Operations

Years ended December 31, 2025 and 2024

	2025	2024

	amounts in thousands,
	except per share amounts
Revenue, net	$378,077	334,725
Related party revenue, net (note 11)	3,874	5,768
Total revenue, net	381,951	340,493
Operating costs and expenses:
Cost of revenue, including stock-based compensation	215,913	224,347
Related party cost of revenue (note 11)	92,516	68,888
Selling, general and administrative expenses, including stock-based compensation and acquisition costs	99,134	69,019
Depreciation and amortization	26,120	27,447
Impairment of intangible assets (note 7)	—	67,066
	433,683	456,767
Operating income (loss)	(51,732)	(116,274)
Other income (expense):
Interest expense	(29,531)	(29,121)
Dividend and interest income	15,693	21,782
Share of earnings (loss) of affiliates, net (note 6)	132,689	237,666
Realized and unrealized gains (losses), net (note 5)	(161,980)	(262,733)
Gain (loss) on dilution of investment in affiliate	(1,182)	5,846
Other income (expense), net	(4,184)	(1,284)
	(48,495)	(27,844)
Earnings (loss) before income taxes	(100,227)	(144,118)
Income tax (expense) benefit (note 9)	13,093	30,034
Net earnings (loss)	(87,134)	(114,084)
Less net earnings attributable to noncontrolling interests	(167)	(1,320)
Net earnings (loss) attributable to Liberty Live	$(86,967)	(112,764)

Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$(0.95)	(1.23)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$(0.95)	(1.23)

See accompanying notes to consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Consolidated Statements Of Comprehensive Earnings (Loss)

Years ended December 31, 2025 and 2024

	2025	2024

	amounts in thousands
Net earnings (loss)	$(87,134)	(114,084)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	2,402	(1,776)
Credit risk on fair value debt instruments gains (losses)	15,473	(54,266)
Share of other comprehensive earnings (loss) of equity affiliates	51,703	(85,810)
Recognition of previously unrealized (gains) losses on debt	—	1,369
Other comprehensive earnings (loss)	69,578	(140,483)
Comprehensive earnings (loss)	(17,556)	(254,567)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	(167)	(1,320)
Comprehensive earnings (loss) attributable to Liberty Live	$(17,389)	(253,247)

See accompanying notes to consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Consolidated Statements Of Cash Flows

Years ended December 31, 2025 and 2024

	2025	2024

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(87,134)	(114,084)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	26,120	27,447
Impairment of intangible assets	—	67,066
Stock-based compensation	5,529	11,007
Share of (earnings) losses of affiliate, net	(132,689)	(237,666)
(Gain) loss on dilution of investment in affiliates	1,182	(5,846)
Realized and unrealized (gains) losses, net	161,980	262,733
Deferred income tax expense (benefit)	(15,415)	(30,848)
Minimum guaranteed rightsholder relationships expense	5,850	4,616
Other, net	4,671	2,891
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(10,317)	4,833
Decrease (increase) in prepaid expenses	(6,070)	(5,560)
Decrease (increase) in other assets	(1,899)	(2,583)
(Decrease) increase in trade accounts payable and accrued liabilities	(3,385)	(17,014)
(Decrease) increase in deferred revenue	27,309	4,132
(Decrease) increase in amounts due to/from related parties, net	(6,064)	6,386
(Decrease) increase in other liabilities	877	(2,738)
Net cash provided (used) by operating activities	(29,455)	(25,228)
Cash flows from investing activities:
Proceeds from sale of investments	194	108,275
Cash (paid) received for acquisitions, net of cash acquired	—	(205,211)
Investments in equity securities	(3,331)	(250)
Other investing activities, net	(340)	(328)
Net cash provided (used) by investing activities	(3,477)	(97,514)
Cash flows from financing activities:
Repayments of debt	—	(71,484)
Parent contribution	2,297	305,259
Cash received from Liberty Media in Split-Off	171,672	—
Minimum guaranteed payments on rightsholder relationships	(6,414)	(4,616)
Other financing activities, net	209	(1,327)
Net cash provided (used) by financing activities	167,764	227,832
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	1,156	(513)
Net increase (decrease) in cash, cash equivalents and restricted cash	135,988	104,577
Cash, cash equivalents and restricted cash at beginning of period	409,506	304,929
Cash, cash equivalents and restricted cash at end of period	$545,494	409,506

See accompanying notes to consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Consolidated Statement Of Equity

Years ended December 31, 2025 and 2024

						Accumulated
				Former		other		Noncontrolling
	Liberty Live Group			Parent's	Additional	comprehensive	Retained	interest in	Total
	Common Stock			Investment	paid-in	earnings (loss),	earnings	equity of	equity
	Series A	Series B	Series C	(deficit)	capital	net of taxes	(accumulated deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at December 31, 2023	—	—	—	(44,534)	—	54,344	(257,206)	23,433	(223,963)
Net earnings (loss)	—	—	—	—	—	—	(112,764)	(1,320)	(114,084)
Other comprehensive earnings (loss)	—	—	—	—	—	(140,483)	—	—	(140,483)
Stock-based compensation	—	—	—	3,842	—	—	—	—	3,842
Contributions (to) from former parent, net	—	—	—	305,259	—	—	—	—	305,259
Withholding on net-share settlements	—	—	—	(3,649)	—	—	—	—	(3,649)
Share of Live Nation sales (purchases) of noncontrolling interests	—	—	—	(7,132)	—	—	—	—	(7,132)
Other	—	—	—	3,088	—	—	—	—	3,088
Balance at December 31, 2024	$—	—	—	256,874	—	(86,139)	(369,970)	22,113	(177,122)
Net earnings (loss)	—	—	—	—	—	—	(86,967)	(167)	(87,134)
Other comprehensive earnings (loss)	—	—	—	—	—	69,578	—	—	69,578
Change in capitalization in connection with Split-Off	256	25	638	(404,575)	403,656	—	—	—	—
Contributions (to) from former parent, net	—	—	—	167,345	—	—	—	—	167,345
Stock-based compensation	—	—	—	5,012	517	—	—	—	5,529
Withholding on net-share settlements	—	—	—	(2,005)	—	—	—	—	(2,005)
Share of Live Nation sales (purchases) of noncontrolling interests	—	—	—	(7,021)	(617)	—	—	—	(7,638)
Share of Live Nation change in accounting policy (note 6)	—	—	—	—	—	—	2,092	—	2,092
Other	—	—	—	(15,630)	91	—	17,759	—	2,220
Balance at December 31, 2025	$256	25	638	—	403,647	(16,561)	(437,086)	21,946	(27,135)

See accompanying notes to consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

(1)  Basis of Presentation

In November 2024, the board of directors of Liberty Media Corporation (“Liberty Media”) authorized Liberty Media management to pursue a plan to split off the Liberty Live Group (the “Split-Off”), which was completed on December 15, 2025. Immediately prior to effecting the Split-Off, Liberty Media’s subsidiary, QuintEvents, LLC (“Quint”), interests in certain private assets and $171.7 million of cash were reattributed from Liberty Media’s Formula One Group to its Liberty Live Group in exchange for interests in certain other private assets. Liberty Media effected the Split-Off through the redemption of Liberty Media’s Liberty Live common stock in exchange for Liberty Live Group common stock of a newly formed company called Liberty Live Holdings, Inc. (“Liberty Live” or the “Company”). Liberty Media redeemed each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of Liberty Live Group common stock of Liberty Live.

Liberty Live beneficially owns approximately 69.6 million shares of Live Nation Entertainment, Inc. (“Live Nation”) common stock, Quint, interests in certain private assets, corporate cash and debt obligations.

The accompanying consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) and represent a combination of the historical financial information of Quint and the Liberty Live Group. Although Liberty Live was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated. These financial statements refer to the consolidation of businesses, assets and liabilities to be included in Liberty Live as, “Liberty Live,” “the Company,” “us,” “we” and “our” in the notes to the consolidated financial statements. The Split-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Live common stock. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Description of Business

Quint

Quint is a leading global provider of premium sports and entertainment experiences. Through exclusive rights agreements with sports leagues, event organizers, and governing bodies, Quint designs, develops, and sells official ticket-inclusive hospitality and single to multi-day experiential packages that may include on or off-site experiences, transportation, and hotel accommodations, with involvement of Quint personnel throughout the multi-day experiences. Quint’s solutions are marketed to both individual consumers and corporate clients seeking premium access to live events.

Quint’s services also include event management, travel logistics, digital platform development, customer service, and the fulfillment of all associated hospitality and travel arrangements.

Quint revenue is seasonal due to its highest revenue earning events taking place during the second and fourth quarters each year.

Live Nation

Live Nation is one of the largest live entertainment companies in the world, and the largest producer of live music concerts in the world, based on total fans that attend Live Nation events as compared to events of other promoters. Live Nation is one of the world’s leading artist management companies based on the number of artists represented. Live Nation’s

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

artist management companies manage music artists and acts across all music genres. Live Nation is one of the world’s leading live entertainment ticketing sales and marketing companies, based on the number of tickets it sells. Live Nation’s global footprint is one of the world’s largest music advertising networks for corporate brands and includes one of the world’s leading ecommerce websites based on a comparison of gross sales of top internet retailers.

Terms of Live Nation Investment

At December 31, 2025, we beneficially owned approximately 69.6 million shares of Live Nation common stock (“LYV”), which represented approximately 30% of the issued and outstanding shares  of Live Nation as of December 31, 2025.

Under our stockholders agreement with Live Nation, we have the right to nominate two directors (one of whom must qualify as an independent director) to the Live Nation board of directors, currently comprised of 12 directors, for so long as our ownership interest provides us with not less than 5% of the total voting power of Live Nation’s equity securities. We also have the right to cause one of our nominees to serve on the audit committee and the compensation committee of the Live Nation board of directors, provided they meet the independence and other qualifications for membership on those committees. Live Nation has waived the director independence requirement with respect to our nominees to the Live Nation board of directors, and we have waived our right to cause one of our nominees to serve on the audit and compensation committees of the board of directors of Live Nation.

We have agreed under the stockholders agreement not to acquire beneficial ownership of Live Nation equity securities that would result in our having in excess of the Applicable Percentage (as defined below) of the voting power of Live Nation’s equity securities. The “Applicable Percentage” initially is 35% and is subject to decrease for specified transfers of our Live Nation stock. We have been exempted from the restrictions on business combinations set forth in Section 203 of the General Corporation Law of the State of Delaware, and Live Nation has agreed in the stockholders agreement not to take certain actions that would materially and adversely affect our ability to acquire Live Nation securities representing up to the Applicable Percentage.

Split-Off of Liberty Live from Liberty Media

Following the Split-Off, Liberty Media and Liberty Live operate as separate, publicly traded companies, and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty Media and Liberty Live entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a services agreement, an aircraft time sharing agreement, and a facilities sharing agreement (the “Ancillary Agreements”) in addition to a reorganization agreement and a tax sharing agreement.

The reorganization agreement provides for, among other things, the principal corporate transactions (including the internal restructuring) required to effect the Split-Off, certain conditions to the Split-Off and provisions governing the relationship between Liberty Live and Liberty Media with respect to and resulting from the Split-Off. The tax sharing agreement provides for the allocation and indemnification of tax liabilities and benefits between Liberty Media and Liberty Live and other agreements related to tax matters. Pursuant to the tax sharing agreement, the Company has a tax sharing receivable of $37.1 million, of which $1.3 million is recorded in other current assets on the consolidated balance sheet and $35.8 million is recorded in other assets on the consolidated balance sheet as of December 31, 2025.

Pursuant to the services agreement, Liberty Media provides Liberty Live with general and administrative services including legal, tax, accounting, treasury and investor relations support. Liberty Live reimburses Liberty Media for direct, out-of-pocket expenses and pays a services fee to Liberty Media under the services agreement that is subject to adjustment quarterly, as necessary. Under the facilities sharing agreement, Liberty Live shares office space with Liberty Media and

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

related amenities at Liberty Media’s corporate headquarters. The aircraft time sharing agreement provides for Liberty Media to lease its aircraft to Liberty Live for use on a periodic, non-exclusive time sharing basis.

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group each reporting period based on an estimate of time spent. The Liberty Live Group paid $25.8 million and $5.2 million during the years ended December 31, 2025 and 2024, respectively, for shared services and other directly incurred expenses, which are reflected in the consolidated statements of operations in selling, general and administrative expenses.  Future amounts allocated to Liberty Live through the Ancillary Agreements are expected to be approximately $9.0 million annually. Additionally, Liberty Live expects to incur corporate overhead expenses primarily related to being a standalone public company of approximately $8.0 million annually.

(2)  Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company maintains cash deposits with financial institutions that at times may exceed federally insured limits. The Company maintains deposits held in money market fund accounts that are measured at fair value (level 1). The balance held in money market funds as of December 31, 2025 and 2024, was $507,389 thousand and $335,345 thousand, respectively.

Prepaid Assets

Quint has prepaid assets that primarily consist of pre-purchased event tickets along with other prepaid assets related to delivering experiential programs to its customers. In the event that Quint cannot utilize the prepaid assets or to the extent such assets will be sold at an amount that is less than the cost to purchase, Quint records an impairment expense through cost of revenue in the consolidated statements of operations.

Assets and Liabilities Measured at Fair Value

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

Accounts Receivable and Contract Assets, net of Allowance for Credit Losses

An account receivable is recorded when there is an unconditional right to consideration based on a contract with a customer. For certain types of contracts with customers, the Company may recognize revenue in advance of the contractual right to invoice the customer, resulting in an amount recorded to contract assets. Once the Company has an unconditional right to consideration under these contracts, the contract assets are reclassified to accounts receivable.

The Company applies the expected credit loss methodology in estimating its allowance for credit losses by first considering historical losses and adding consideration of current market conditions, the customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment patterns. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure related to its customers.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

A summary of activity in the allowance for credit losses is as follows:

	Balance	Additions		Balance
	beginning	Charged	Deductions-	end of
	of year	to expense	write-offs	year

	amounts in thousands
2025	$1,382	51	(377)	1,056
2024	$—	2,517	(1,135)	1,382

Derivative Instruments and Hedging Activities

All of the Company’s derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive earnings and are recognized in the statements of operations when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. If the derivative is not designated as a hedge, changes in the fair value of the derivative are recognized in earnings.

The Company generally enters into derivative contracts that it intends to designate as a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge). For all hedging relationships, the Company formally documents the hedging relationship and its risk management objective and strategy for undertaking the hedge, the hedging instrument, the hedged item, the nature of the risk being hedged, how the hedging instrument’s effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively, and a description of the method of measuring ineffectiveness. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in accumulated other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item. The ineffective portion of the change in fair value of a derivative instrument that qualifies as a cash flow hedge is reported in earnings.

Investments in Equity Securities

All marketable equity securities held by the Company are carried at fair value, generally based on quoted market prices and changes in the fair value of such securities are reported in realized and unrealized gain (losses) on financial instruments in the accompanying consolidated statements of operations. The Company elected the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values.

The Company performs a qualitative assessment for equity securities without readily determinable fair values each reporting period to determine whether the security could be impaired. If the qualitative assessment indicates that an impairment could exist, we estimate the fair value of the investments, and, to the extent the security’s fair value is less than its carrying value, an impairment is recorded in the consolidated statements of operations.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Investments in Equity Affiliates, Accounted for Using the Equity Method

For those investments in affiliates in which the Company has the ability to exercise significant influence, the equity method of accounting is used. Under this method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of net earnings or losses of the affiliate as they occur rather than as dividends or other distributions are received. Losses are limited to the extent of the Company’s investment in, advances to and commitments for the equity method investee. The Company determines the difference between the purchase price of the equity method investee and the underlying equity which results in an excess basis in the investment. When applicable, this excess basis is allocated to the underlying assets and liabilities of the Company’s equity method investee through an acquisition accounting exercise and is allocated within memo accounts used for equity method accounting purposes. Depending on the applicable underlying assets, these amounts are either amortized over the applicable useful lives or determined to be indefinite lived. In the event the Company is unable to obtain accurate financial information from an equity affiliate in a timely manner, the Company records its share of earnings or losses of such affiliate on a lag.

Changes in the Company’s proportionate share of the underlying equity of an equity method investee, which result from the issuance of additional equity securities by such equity method investee, are recognized in the statement of operations through the Gain (loss) on dilution of investment in affiliate line item. We periodically evaluate our equity method investment to determine if decreases in fair value below our cost basis are other than temporary. If a decline in fair value is determined to be other than temporary, we are required to reflect such decline in our consolidated statements of operations. Other than temporary declines in fair value of our equity method investment would be included in Share of earnings (losses) of affiliates in our consolidated statements of operations.

The primary factors we consider in our determination of whether declines in fair value are other than temporary are the length of time that the fair value of the investment is below our carrying value; the severity of the decline; and the financial condition, operating performance and near term prospects of the equity method investee. In addition, we consider the reason for the decline in fair value, be it general market conditions, industry specific or equity method investee specific; analysts’ ratings and estimates of 12 month share price targets for the equity method investee; changes in stock price or valuation subsequent to the balance sheet date; and our intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value.

As Liberty Live does not control the decision making process or business management practices of our affiliates accounted for using the equity method, Liberty Live relies on management of its affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Live relies on the audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliate. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty Live’s consolidated financial statements. See note 6 for additional discussion regarding our investment in Live Nation.

Intangible Assets

Goodwill is not amortized, but instead is tested for impairment at least annually. The annual impairment assessment of the Company’s goodwill is performed during the fourth quarter of each year, or more frequently if events and circumstances indicate impairment may have occurred.

The accounting guidance permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. The accounting guidance also allows entities the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to the quantitative impairment test. The entity may resume performing the qualitative assessment in any subsequent period.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

In evaluating goodwill on a qualitative basis, the Company reviews the business performance of each reporting unit and evaluates other relevant factors as identified in the relevant accounting guidance to determine whether it is more likely than not that an indicated impairment exists for any of our reporting units. The Company considers whether there are any negative macroeconomic conditions, industry specific conditions, market changes, increased competition, increased costs in doing business, management challenges, the legal environments and how these factors might impact company specific performance in future periods. As part of the analysis, the Company also considers fair value determinations for certain reporting units that have been made at various points throughout the current and prior years for other purposes. If based on the qualitative analysis it is more likely than not that an impairment exists, the Company performs the quantitative impairment test.

The quantitative goodwill impairment test compares the estimated fair value of a reporting unit to its carrying value. Developing estimates of fair value requires significant judgments, including making assumptions about appropriate discount rates, perpetual growth rates, relevant comparable market multiples, public trading prices and the amount and timing of expected future cash flows. The cash flows employed in the Company’s valuation analysis are based on management’s best estimates considering current marketplace factors and risks as well as assumptions of growth rates in future years. There is no assurance that actual results in the future will approximate these forecasts. If the carrying value of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Rightsholder Relationships

Quint enters into contracts with various rightsholders to obtain the ability to utilize the rightsholders’ intellectual property (logos, brand names, etc.) and to gain access to ticket inventory in order to sell event experiential packages under the rightsholders’ brand. Generally, the contracts are multi-year arrangements in which Quint pays an annual fee to obtain the right to sell event experiential packages and separately purchases event tickets from the rightsholder. The annual fee Quint will pay over the contractual term to obtain the right to sell event experiential packages is capitalized and accounted for as an intangible asset (amortized through cost of revenue) along with a corresponding liability. Substantially all of Quint’s rightsholder relationships were initially recorded at fair value as part of the acquisition of Quint (see note 4), and amortization related to these rightsholder relationships is recorded in depreciation and amortization in the consolidated statements of operations. Any event tickets purchased are included within prepaid assets on the consolidated balance sheets.

Impairment of Long-Lived Assets

Long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or an asset group be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. The Company generally measures fair value by considering sale prices for similar assets or by discounting estimated future cash flows using an appropriate discount rate.

Management judgment is necessary to estimate the fair value of asset groups. Accordingly, actual results could vary significantly from such estimates. Asset groups to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. Sales, value add, and other taxes, when collected concurrently with revenue producing activities, are excluded from revenue. Incremental costs of obtaining a contract are expensed when the amortization period

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

of the asset is one year or less. To the extent the incremental costs of obtaining a contract relate to a period greater than one year, the Company capitalizes and amortizes such incremental costs in a manner that is consistent with the transfer to the customer of the goods or services to which the asset relates. If, at contract inception, we determine the time period between when we transfer a promised good or service to a customer and when the customer pays us for that good or service is one year or less, we do not adjust the promised amount of consideration for the effects of a significant financing component. To the extent that an event is cancelled and the Company can’t deliver on its performance obligation, the Company will provide a credit to the customer to be used towards a future event.

Nature of Service and Products

Quint generates revenue primarily through the sale of multi-day experiential packages for sports and entertainment experiences with such experiential packages being designed and developed around a ticket- inclusive hospitality package for customers that are seeking access to premium live events. To a much smaller extent, Quint also generates revenue from single-day experiential packages that are similar to the multi-day packages. The multi-day experiential packages may also include on or off-site experiences, transportation, and hotel accommodations, which are all curated and delivered by Quint while the single-day experiential packages may include the same items except that hotel accommodations are generally not included for single-day experiential packages.

Revenue from multi-day experiential packages is recognized over time using a time-based output method as the events occur since the customer simultaneously receives and consumes the benefits provided by Quint’s performance over the multi-day period. Although each of the services provided throughout each day of a multi-day experiential package are considered distinct performance obligations, Quint generally accounts for each of the distinct performance obligations as a series resulting in a single performance obligation for each service provided over the multi-day experiential package. Revenue from single-day experiential packages is recognized at a point in time. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring products or services to a customer (transaction price).

Arrangements with Multiple Performance Obligations

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative stand-alone selling prices of the promised products or services underlying each performance obligation. The Company determines stand-alone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable, the Company estimates the stand-alone selling price considering available information, such as market conditions and internal pricing guidelines related to the performance obligations.

Contract Balances

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. Quint’s customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying consolidated statements of operations as the services are provided.

As of January 1, 2025 the Company had total deferred revenue of $126,752 thousand. During the year ended December 31, 2025, $126,723 thousand was recognized as revenue.  As of January 1, 2024, the Company had total deferred revenue of zero. Subsequent to the acquisition of Quint on January 2, 2024, the Company had total deferred revenue of $122,620 thousand. During the year ended December 31, 2024, $122,031 thousand was recognized as revenue. Changes in the deferred revenue balance for the Company during 2025 and 2024 were not materially impacted by other factors.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

A portion of the total transaction price is related to undelivered performance obligations that are under contractual arrangements that extend beyond one year. The Company anticipates recognizing revenue from the delivery of such performance obligations of approximately $5,335 thousand in 2026, and all amounts in years thereafter are considered immaterial.

Principal versus Agent

The Company reports revenue on a gross or net basis based on management’s assessment of whether the Company acts as a principal or agent in the transaction. The determination of whether the Company acts as a principal or an agent in a transaction is based on an evaluation of whether the Company controls the good or service before transfer to the customer. When the Company concludes that it controls the good or service before transfer to the customer, the Company is considered a principal in the transaction and records revenue on a gross basis. When the Company concludes that it does not control the good or service before transfer to the customer but arranges for another entity to provide the good or service, the Company acts as an agent and records revenue on a net basis in the amount it earns for its agency service. Quint primarily acts as the principal for its experiential packages that it designs and develops around a ticket-inclusive hospitality package (including on or off-site experiences, transportation, and hotel accommodations) as in most cases it purchases these items and bears the risk of loss, therefore, the related revenues and costs are recorded on a gross basis. For arrangements where Quint acts as the agent, the related revenues and costs are recorded on a net basis.

Practical Expedients

The Company applies certain practical expedients as permitted and does not disclose information about remaining performance obligations that have original expected durations of one year or less, information about revenue remaining from usage based performance obligations that are recognized over time as-invoiced. The majority of the Company’s performance obligations have expected durations of one year or less.

Cost of Revenue

Cost of revenue primarily includes the direct costs to execute and deliver Quint’s experiential packages that it designs and develops around a ticket-inclusive hospitality package including on- or off-site experiences, transportation and hotel accommodations.

Advertising Costs

Advertising costs are expensed as incurred. Advertising costs aggregated $3,907 thousand and $4,314 thousand for the years ended December 31, 2025 and 2024, respectively, and were recorded in the selling, general and administrative expenses line in the consolidated statements of operations.

Stock-Based Compensation

As more fully described in note 12, Liberty Media and the Company have granted to their directors and employees, certain equity-classified awards (collectively, “Awards”). The Company measures the cost of employee services received in exchange for Awards based on the grant date fair value of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Awards). The Company estimates grant date fair value using the Black-Scholes valuation model.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Income Taxes

Income taxes are accounted for under the asset-and-liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Net deferred tax assets are then reduced by a valuation allowance if the Company believes it is more likely than not such net deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Live shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the year ended December 31, 2025 are 807 thousand potential common shares because their inclusion would have been antidilutive.

The Company issued 91.9 million common shares, which is the aggregate number of shares of Series A, Series B and Series C Liberty Live Group common stock issued in connection with the Split-Off on December 15, 2025. The number of shares issued upon completion of the Split-Off was used to determine both basic and diluted earnings (loss) per share for the year ended December 31, 2024, as no Company equity awards were outstanding prior to the completion of the Split-Off.

Year ended December 31,
2025
number of shares in thousands
Basic WASO	91,930
Potentially dilutive shares (1)	541
Diluted WASO	92,471

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company considers (i) application of the equity method of accounting for investments in affiliates (ii) fair value of non-financial instruments and (iii) accounting for income taxes to be its most significant estimates.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Reclasses and adjustments

Certain prior period amounts have been reclassified for comparability with current period presentation. The Company reclassed certain immaterial amounts from accounts payable and other current liabilities to amounts due to related parties in the consolidated balance sheets as of December 31, 2025 and 2024. Additionally, the Company reclassed  certain immaterial amounts within changes in operating assets and liabilities within the cash flows from operating activities section in the consolidated statement of cash flows for the year ended December 31, 2024.  These changes had no impact on the subtotals for any of the sections of the consolidated balance sheets or the consolidated statements of cash flows.

Loss Contingencies

Periodically, we review the status of all significant outstanding matters to assess any potential financial exposure. When it is probable that a loss has been incurred and the amount of the loss can be reasonably estimated, we record the estimated loss in our consolidated statements of operations. We provide disclosure in the notes to the consolidated financial statements for loss contingencies that do not meet both these conditions if there is a reasonable possibility that a loss may have been incurred that would be material to the financial statements. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability is reasonably estimable. We base accruals made on the best information available at the time which can be highly subjective. The final outcome of these matters could vary significantly from the amounts included in the accompanying consolidated financial statements.

Foreign Currency Translation

The functional currency of the Company is the U.S. Dollar. The functional currency of the Company’s foreign operations generally is the applicable local currency for each foreign subsidiary. Assets and liabilities of foreign subsidiaries are translated at the spot rate in effect at the applicable reporting date, and the consolidated statements of operations are translated at the average exchange rates in effect during the applicable period. The resulting unrealized cumulative translation adjustment, net of applicable income taxes, is recorded as a component of accumulated other comprehensive earnings (loss) in stockholders’ equity.

Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in the accompanying consolidated statements of operations and comprehensive earnings (loss) as unrealized (based on the applicable period-end exchange rate) or realized upon settlement of the transactions. These realized and unrealized gains and losses are reported in the other, net line item in the consolidated statements of operations.

Comprehensive Earnings (Loss)

Comprehensive earnings (loss) consists of net earnings (loss), comprehensive earnings (loss) attributable to debt credit risk adjustments, foreign currency translation adjustments, and the Company’s share of the comprehensive earnings (loss) of our equity method affiliates.

Noncontrolling Interests

The Company reports noncontrolling interests of subsidiaries within equity in the balance sheet and the amount of consolidated net income (loss) attributable to the shareholders and to the noncontrolling interest is presented in the statement of operations. Also, changes in ownership interests in subsidiaries in which the Company maintains a controlling interest are recorded in equity.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which expands disclosures about specific expense categories at interim and annual reporting periods (“ASU 2024-03”). ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of ASU 2024-03 on the related disclosures.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires more detailed income tax disclosures. ASU 2023-09 requires entities to disclose disaggregated information about their effective tax rate reconciliation as well as expanded information on income taxes paid by jurisdiction. The Company adopted ASU 2023-09 retrospectively during the fourth quarter of 2025. See note 9 for additional information about income taxes.

(3)  Supplemental Disclosures to Consolidated Statements of Cash Flows

	December 31,
	2025	2024

	amounts in thousands
Cash paid for acquisitions:
Fair value of assets acquired	$—	66,479
Intangible assets not subject to amortization	—	194,270
Intangible assets subject to amortization	—	170,078
Net liabilities assumed	—	(206,052)
Deferred tax assets (liabilities)	—	(19,564)
Cash paid (received) for acquisitions, net of cash acquired	$—	205,211

Cash paid for interest	$29,445	29,619

Cash paid for taxes, net of refunds
Federal
United States	—	—
State and local
Other States	78	—
Foreign
United Kingdom	578	799
Other	79	17
Cash paid (refunds received) for income taxes, net of refunds	$735	816

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

The following table reconciles cash and cash equivalents and restricted cash reported in our consolidated balance sheets to the total amount presented in our consolidated statements of cash flows:

	December 31,
	2025	2024

	amounts in thousands
Cash and cash equivalents	$545,494	402,641
Restricted cash included in other current assets	—	6,865
Total cash, cash equivalents and restricted cash	$545,494	409,506

[

(4) Acquisition

On January 2, 2024, Liberty Media completed the acquisition of 100% of the equity interest in Quint.

The total consideration transferred was $271.5 million, comprised of $257.2 million of cash and $14.3 million of replacement warrants. In connection with the acquisition, Quint issued replacement warrants valued in total at $21,499 thousand, of which, $14,334 thousand was included as part of the total consideration transferred and $7,165 thousand related to the post acquisition period. The $7,165 thousand in replacement warrants value related to the post acquisition period was expensed immediately in the consolidated statement of operations given there was no further vesting required. Such amount is recorded as stock-based compensation included within cost of revenue in the consolidated statements of operations for the year ended December 31, 2024.

The final acquisition price allocation for Quint is as follows (amounts in thousands):

Cash and cash equivalents	$66,259
Receivables	24,783
Goodwill	194,270
Intangible assets subject to amortization	170,078
Other assets	41,696
Deferred revenue	(122,620)
Other liabilities assumed	(83,432)
Deferred tax liabilities	(19,564)
Total purchase consideration	$271,470

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, value associated with future customers, continued innovation and noncontractual relationships. Quint amortizable intangible assets were comprised of rightsholder relationships and other intangible assets of $166.4 million and $3.7 million with a weighted average remaining life of approximately 9.3 years and 1.1 years, respectively. Approximately $92.6 million of acquired goodwill is expected to be deductible for tax purposes. As of December 31, 2025, the valuation related to the Quint acquisition price allocation is final.

Included in net earnings (loss) for the years ended December 31, 2025 and 2024 are losses of $9.6 million and $81.1 million, respectively, related to Quint’s operations since the date of acquisition.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

(5)  Assets and Liabilities Measured at Fair Value

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

The Company’s assets and liabilities measured at fair value are as follows:

	December 31, 2025			December 31, 2024
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in thousands
Cash equivalents	$507,389	507,389	—	335,345	335,345	—
Financial instrument liabilities	20,265	—	20,265	—	—	—
Debt	$1,666,546	—	1,666,546	1,556,399	—	1,556,399

The fair value of debt and financial instrument liabilities, which includes forward contracts, is based on quoted market prices but is not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and financial instrument liabilities are reported in the foregoing table as Level 2 fair value. As of December 31, 2025, financial instrument liabilities are comprised of the 2025 Forward Contracts, as defined in note 8. The fair value of the 2025 Forward Contracts was derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

Changes in the fair values of the 2025 Forward Contracts are recognized in realized and unrealized gains (losses) on financial instruments, net in the consolidated statements of operations.

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Years ended December 31,
	2025	2024

	amounts in thousands
Equity securities	$(11,857)	(7,136)
Financial instrument liabilities	(20,265)	(11,716)
Debt	(129,858)	(243,881)
	$(161,980)	(262,733)

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

The Company uses the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. For such securities the downward adjustments for the years ended December 31, 2025 and 2024 were $7,779 thousand and $11,402 thousand, respectively, and the cumulative downward adjustments as of December 31, 2025 were $22,020 thousand. The upward adjustments for the years ended December 31, 2025 and 2024 were not material, and the cumulative upward adjustments as of December 31, 2025 were $127,113 thousand. Impairments for the years ended December 31, 2025 and 2024 were $4,077 thousand and $10,630 thousand, respectively, and the cumulative impairments as of December 31, 2025 were $14,707 thousand.

The Company elected to account for its exchangeable senior debentures (as described in note 8) using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the consolidated statements of operations are due to market factors primarily driven by changes in the risk-free rate and in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). During the years ended December 31, 2025 and 2024, the Company recognized zero and $1,743 thousand, respectively, of previously unrecognized gains related to the retirement of a portion of the 0.5% Exchangeable Senior Debentures due 2050, which was recognized through realized and unrealized gains (losses) on financial instruments, net on the consolidated statement of operations. The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $19,711 thousand and loss of $69,129 thousand for the years ended December 31, 2025 and 2024, respectively. The cumulative change since issuance was a gain of $2,139 thousand as of December 31, 2025, net of the recognition of previously unrecognized gains and losses.

(6)  Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	December 31, 2025		December 31, 2024
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
Live Nation	30%	$604,654	417,751
Other	various	19,624	12,684
Total		$624,278	430,435

The following table presents the Company’s share of earnings (losses) of affiliates:

	Years ended December 31,
	2025	2024

	amounts in thousands
Live Nation	$129,021	239,449
Other	3,668	(1,783)
Total	$132,689	237,666

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Live Nation

Live Nation believes it is the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. As of December 31, 2025, the market value of Liberty Live’s ownership in Live Nation was approximately $9.9 billion.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows:

	Years ended December 31,
	2025	2024

	amounts in thousands
Amortizable assets	$149,542	124,601
Nonamortizable assets	420,281	279,300
Deferred taxes and other assets	(46,422)	(38,414)
	$523,401	365,487

Amortizable intangible assets have a weighted average remaining useful life of approximately 6.1 years. The increase in excess basis for the year ended December 31, 2025 was primarily due to the reallocation between the basis and excess basis in the investment resulting from some of Live Nation’s equity activity, partially offset by amortization on the value ascribed to amortizable assets. Included in our share of earnings from Live Nation of $129,021 thousand and $239,449 thousand for the years ended December 31, 2025 and 2024, respectively, are $19,844 thousand and $31,233 thousand, respectively of losses, net of related taxes, due to the amortization of the excess basis related to assets with identifiable useful lives.

Accounting Changes

Live Nation adopted ASU 2023-08,"Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets," on January 1, 2025 using the modified retrospective method and recorded an $8.9 million decrease to the opening balance of accumulated deficit and a corresponding increase to intangible assets.  The Company recorded its share of this change through retained earnings in the consolidated statement of equity as of December 31, 2025.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	December 31,
	2025	2024

	amounts in millions
Current assets	$10,974	9,290
Property, plant and equipment, net	3,416	2,442
Intangible assets	1,447	1,366
Goodwill	2,889	2,621
Other assets	4,187	3,920
Total assets	$22,913	19,639

Current liabilities	$11,029	9,358
Long-term debt, net	7,612	6,177
Other liabilities	2,454	2,159
Redeemable noncontrolling interests	924	1,126
Equity	894	819
Total liabilities and equity	$22,913	19,639

Consolidated Statements of Operations

	Years ended December 31,
	2025	2024

	amounts in millions
Revenue	$25,201	23,156
Operating expenses:
Direct operating expenses	(18,763)	(17,381)
Selling, general and administrative expenses	(4,092)	(4,043)
Depreciation and amortization	(639)	(550)
Other operating expenses	(456)	(357)
Operating income (loss)	1,251	825
Interest expense	(316)	(326)
Interest income	150	156
Other income (expense), net	(54)	84
Earnings (loss) before income taxes	1,031	739
Income tax (expense) benefit	(340)	392
Net earnings (loss)	691	1,131
Less net earnings (loss) attributable to noncontrolling interests	195	235
Net earnings (loss) attributable to Live Nation stockholders	$496	896

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

(7)  Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill related to Quint are as follows (amounts in thousands):

Balance at January 1, 2024	$—
Acquisition (1)	194,270
Impairments (2)	(67,066)
Foreign currency translation adjustments	(1,709)
Balance at December 31, 2024	125,495
Foreign currency translation adjustments	1,872
Balance at December 31, 2025	$127,367

(1)	See note 4 to the accompanying consolidated financial statements for additional information about the acquisition of Quint.
(2)	See discussion of the impairment of Quint below.

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	December 31, 2025			December 31, 2024
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in thousands
Rightsholder relationships	$170,081	(51,787)	118,294	170,863	(29,208)	141,655
Capitalized software	2,645	(2,334)	311	2,382	(2,255)	127
Total	$172,726	(54,121)	118,605	173,245	(31,463)	141,782

Rightsholder relationships are amortized over 3 to 13 years. Capitalized software is amortized over 3 years. Amortization expense was $25,651 thousand and $26,883 thousand for the years ended December 31, 2025 and 2024, respectively.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Based on its amortizable intangible assets as of December 31, 2025, Liberty Live expects that amortization will be as follows for the next five years (amounts in thousands):

2026	$26,860
2027	$19,567
2028	$18,515
2029	$16,033
2030	$14,453

Impairments

The Company performed a quantitative analysis of the reporting units that comprise the Quint reportable segment during the fourth quarter of 2024. Based on near-term business trends and their impact on long-term assumptions, we concluded that the estimated fair values of certain of Quint’s reporting units were less than their respective carrying values. As a result, the Company recognized a goodwill impairment loss of $67,066 thousand during the year ended December 31, 2024. The fair value was determined using a discounted cash flow (income approach) calculation (Level 3).

Based on the impairment losses recorded, the estimated fair values of certain reporting units that comprise the Quint reportable segment do not significantly exceed their carrying values as of December 31, 2025. As of December 31, 2025 the Company had accumulated goodwill impairment losses of $67,066 thousand attributed to Quint.

(8)  Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	December 31,	December 31,	December 31,
	2025	2025	2024

	amounts in thousands
2.375% Exchangeable Debentures due 2053	$1,150,000	1,666,546	1,556,399
Live Nation Margin Loan	—	—	—
Total debt	$1,150,000	1,666,546	1,556,399
Less debt classified as current		(1,666,546)	—
Total long-term debt		$—	1,556,399

2.375% Exchangeable Senior Debentures due 2053 and Live Nation Forward Contracts

In September 2023, Liberty Media closed a private offering of approximately $1,150 million aggregate principal amount of its 2.375% exchangeable senior debentures due 2053 (the “Debentures”). In December 2025, Liberty Media entered into a supplemental indenture to the indenture governing the Debentures to irrevocably elect cash-only settlement of exchanges and repurchases of the Debentures. The Company assumed the Debentures from Liberty Media pursuant to a supplemental indenture executed in connection with the Split-Off. The number of shares of LYV attributable to a Debenture represents an initial exchange price of approximately $104.91 per share. A total of approximately 11 million shares of LYV are attributable to the Debentures. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Debentures may be redeemed by the Company, in whole or in part, on or after September 30, 2028. Holders of the Debentures also have the right to require the Company to purchase their Debentures on September 30, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

amount of the Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution. The Company has elected to account for the Debentures using the fair value option. See note 4 for information related to unrealized gains (losses) on debt measured at fair value. The assumption of the Debentures by the Company in connection with the Split-Off entitled the holders of the Debentures to the right to either put their Debentures to the Company at par or exchange their Debentures for a cash amount equal to the current market price of LYV shares underlying their Debentures, on the terms described in the indenture under which the Debentures were issued. Given the holders’ ability to exchange the Debentures within a one-year period from the balance sheet date, the Debentures have been classified as current within the consolidated balance sheet as of December 31, 2025. No holders exchanged their Debentures following the Split-Off, and the Debentures are no longer exchangeable or able to be put.

In May 2025, LN Holdings 1, LLC (“LNSPV”), an indirect wholly owned special purpose subsidiary of the Company, entered into certain agreements (the “2025 Forward Contracts”), which obligate LNSPV to deliver up to an aggregate of 10,488,960 shares of LYV based on the share prices for LYV over a specified period ending in the first quarter of 2027. Alternatively, LNSPV may choose to deliver cash. As of December 31, 2025, approximately 10.5 million of the Company’s LYV shares with a value of $1,495 million were pledged as collateral to the 2025 Forward Contracts. The 2025 Forward Contracts allow LNSPV to elect to receive prepayment amounts up to the present value at such time or times of approximately $1.15 billion, in the aggregate, which is intended to provide a source of liquidity, if needed, to satisfy any puts or exchanges of the Debentures. Liberty Live does not intend to cause LNSPV to receive any such prepayment amounts under the 2025 Forward Contracts.

Live Nation Margin Loan

The Live Nation Margin Loan agreement is a $400 million revolving line of credit. On September 12, 2025, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 8, 2028 and change the interest rate to the Adjusted Term Secured Overnight Financing Rate plus 1.875%.  The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of December 31, 2025, availability under the Live Nation Margin Loan was $400 million. As of December 31, 2025, 9.0 million of the Company’s LYV shares with a value of $1,278 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan, the carrying amount approximates fair value as of December 31, 2025.

Five Year Maturities

As of December 31, 2025, there are no principal maturities of outstanding debt obligations for each of the next five years.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

(9)  Income Taxes

Certain entities and activities of Liberty Live were included in the federal and state combined income tax returns of Liberty Media during the periods prior to the Split-Off.  The tax provision included in these consolidated financial statements has been prepared on a stand-alone basis, as if Liberty Live had not been part of the consolidated Liberty Media tax group.  To the extent tax benefits generated by Liberty Live were allocated to Liberty Media upon the Split-Off, a tax sharing receivable from Liberty Media was recorded at Liberty Live.

Income tax expense (benefit) consists of:

	Years ended December 31,
	2025	2024

	amounts in thousands
Current:
Federal	$886	—
State and local	6	—
Foreign	1,430	814
	2,322	814
Deferred:
Federal	(15,223)	(29,748)
State and local	(192)	(1,100)
Foreign	—	—
	(15,415)	(30,848)
Total:
Federal	(14,337)	(29,748)
State and local	(186)	(1,100)
Foreign	1,430	814
Income tax expense (benefit)	$(13,093)	(30,034)

The following table presents a summary of our domestic and foreign earnings (loss) from continuing operations before income taxes:

	Years ended December 31,
	2025	2024

	amounts in thousands
Domestic	$(105,206)	(144,441)
Foreign	4,979	323
Total	$(100,227)	(144,118)

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Expected income tax expense (benefit) differs from the amounts computed by applying the U.S. federal income tax rate of 21% for the years ended December 31, 2025 and 2024 as a result of the following:

	Years ended December 31,
	2025		2024
	(thousands)	(percent )	(thousands)	(percent )
U.S. Federal statutory tax rate	$(21,048)	(21)%	(30,265)	(21)%
Domestic federal reconciling items
Non-taxable and nondeductible items, net
Capitalized acquisition costs	3,398	4%	316	—
Investment basis adjustment	2,891	3%	—	—
Other	383	—	(30)	—
Domestic state and local income taxes, net of federal effect	(147)	—	(872)	(1)%
Foreign tax effects
United Kingdom - income taxes	939	1%	799	1%
Other countries - income taxes	491	—	18	—
Total income tax expense (benefit)	$(13,093)	(13)%	(30,034)	(21)%

For both of the years ended December 31, 2025 and 2024, state and local income taxes in Colorado comprised the majority of the domestic state and local income taxes, net of federal effect category.

During the year ended December 31, 2025, income tax benefit was less than the U.S. statutory rate of 21% primarily due to costs incurred in connection with the Split-Off that are not deductible for tax purposes.

During the year ended December 31, 2024, income tax benefit does not materially differ from the U.S. statutory rate of 21% due to state income tax benefits on losses, offset by earnings in foreign jurisdictions taxed at rates higher than the 21% U.S. federal rate.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2025	2024

	amounts in thousands
Deferred tax assets:
Tax losses and credit carryforwards	$97,058	27,711
Investments	77,274	113,743
Discount on debt	8,474	87,376
Other	2,232	5,267
Deferred tax assets	185,038	234,097
Valuation allowance	(1,094)	—
Net deferred tax assets	$183,944	234,097

During the year ended December 31, 2025, there was a $1,094 thousand increase in the Company’s valuation allowance due to the Split-Off related to certain state net operating losses (“NOLs”), which was recorded through additional paid-in capital.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

At December 31, 2025, the Company had deferred tax assets of $97,058 thousand for federal and state net operating losses and interest expense carryforwards, which may be utilized to offset taxable income in future years. Of this amount, the Company has $4,418 thousand of federal NOLs, $1,149 thousand of state NOLs, $89,377 thousand of federal interest expense carryforwards, and $2,114 thousand of state interest expense carryforwards. These losses and interest carryforwards are expected to be utilized prior to expiration, except for $1,094 thousand, which, based on current projections, will not be utilized in the future and are subject to a valuation allowance. The Company believes that it is more likely than not that it will realize the benefits of these deferred tax assets based upon the Company’s ability to generate taxable income in future periods upon the implementation of certain business strategies or transactions.

As of December 31, 2025 and 2024, the Company had not recorded tax reserves related to unrecognized tax benefits for uncertain tax positions.

Prior to the Split-Off, certain entities and activities attributed to Liberty Live were included in the federal and state combined income tax returns of Liberty Media during the periods presented.  As of December 31, 2025, Liberty Media’s tax years prior to 2022 are closed for federal income tax purposes. The IRS has completed its examination of Liberty Media’s 2022 tax year, but 2022 remains open until the statute of limitations lapses on October 15, 2026. Liberty Media’s 2023 and 2024 tax years are under examination by the IRS and remain open until the statue of limitations lapses on October 15, 2027, and 2028, respectively. Liberty Media’s 2025 tax year is currently under examination as part of the IRS Compliance Assurance Process program. Various states are currently examining Liberty Media’s prior years’ state income tax returns.

(10)  Stockholders’ Equity

Preferred Stock

Liberty Live’s preferred stock is issuable, from time to time, with such designations, preferences and relative participating, optional or other rights, qualifications, limitations or restrictions thereof, as shall be stated and expressed in a resolution or resolutions providing for the issue of such preferred stock adopted by the Board of Directors. As of December 31, 2025, no shares of preferred stock were issued.

Common Stock

Series A Liberty Live Group common stock (“LLYVA”) has one vote per share, Series B Liberty Live Group common stock (“LLYVB”) has ten votes per share and Series C Liberty Live Group common stock (“LLYVK”) has no votes per share except as otherwise required by Nevada law. Each share of LLYVB is exchangeable at the option of the holder for one share of LLYVA. All series of our common stock participate on an equal basis with respect to dividends and distributions.

Purchases of Common Stock

There were no repurchases of the Company’s common stock during the years ended December 31, 2025 and 2024.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

(11)  Related Party Transactions

Quint, Delta Topco Limited (the parent company of Formula 1), and MotoGP Sports Entertainment Group, S.L. (formerly Dorna Sports, S.L., the parent company of MotoGP) (“MotoGP”) are related parties through Liberty Media’s common control. Quint maintains rightsholder agreements with Formula 1 and MotoGP to execute, produce and fulfill experiential packages utilizing their naming rights and the event tickets purchased from Formula 1, MotoGP, race promoters and other third parties to market and sell these packages to third-parties, which are disclosed in the consolidated statement of operations as related party cost of revenue. Quint also earns commissions on the sale of certain Formula 1 and MotoGP event tickets, which are disclosed in the consolidated statement of operations as related party revenue, net.

(12)  Stock-Based Compensation

Incentive Plans

Liberty Media granted, to certain of its directors and employees, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of its Liberty Live Group common stock (collectively, “Awards”) under the Liberty Media Corporation 2022 Omnibus Incentive Plan (the “2022 Plan”).  At the time of the Split-Off, the Awards were exchanged into RSUs and stock options to purchase shares of our Liberty Live Group common stock.

Pursuant to the Liberty Live Holdings 2025 Omnibus Incentive Plan (the “2025 Plan”), Liberty Live may grant to certain of its directors, employees and employees of its subsidiaries, Awards in respect of a maximum of 15.0 million shares of LLYVA, LLYVB and LLYVK.

The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and restricted stock) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date. Awards generally vest over 1-5 years and have a term of 7-8 years. Liberty Live issues new shares upon exercise of equity awards.

Included in selling, general and administrative expenses in the accompanying consolidated statements of operations are $5,529 thousand and $3,842 thousand of stock-based compensation during the years ended December 31, 2025 and 2024, respectively. Included in cost of revenue is $7,165 thousand of stock-based compensation during the year ended December 31, 2024. No stock-based compensation expense was recorded in cost of revenue during the year ended December 31, 2025.

In connection with the acquisition of Quint, Quint issued replacement warrants valued in total at $21,499 thousand, $14,334 thousand of which was included as part of the total consideration transferred and $7,165 thousand related to the post acquisition period. The $7,165 thousand in warrants value related to the post acquisition period was expensed immediately in the consolidated statement of operations given there was no further vesting required. Such amount is recorded as stock-based compensation included within cost of revenue in the consolidated statements of operations for the year ended December 31, 2024.

Grants of Awards

During the year ended December 31, 2025, Liberty Media granted 112 thousand options to purchase shares of its Series C Liberty Live common stock to its Chief Executive Officer in connection with his employment arrangement. Such

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

options had a weighted average GDFV of $32.07 per share and vest between one and five years. Also during the year ended December 31, 2025, Liberty Media granted 100 thousand options to purchase shares of its Series A Liberty Live common stock to its then Vice Chairman of the Board.  Such options had a GDFV of $31.53 per share and vest equally over five years. During the year ended December 31, 2024, Liberty Media granted 70 thousand options to purchase shares of Series C Liberty Live common stock to its former Chief Executive Officer. Such options had a GDFV of $16.07 per share and cliff vested in December 2024. There were no options to purchase shares of Liberty Media’s Series A Liberty Live common stock granted during 2024 and no options to purchase shares of Liberty Media’s Series B Liberty Live common stock granted during 2025 and 2024.  Subsequent to the Split-Off and through December 31, 2025, Liberty Live Holdings did not grant any options to purchase shares of LLYVA or LLYVB.

Also during the year ended December 31, 2025, Liberty Media granted 62 thousand time-based RSUs of Series C Liberty Live common stock to its Chief Executive Officer in connection with his employment arrangement. The RSUs have a weighted average GDFV of $76.45 per share and cliff vest on December 15, 2029.

Also during the year ended December 31, 2025, Liberty Live granted 138 thousand time-based RSUs of LLYVK to Quint employees.  The RSUs have a GDFV of $84.40 per share and vest 50% on each of December 19, 2028 and 2029.

The Company has calculated the GDFV for all of its equity classified options using the Black-Scholes Model. The Company estimates the expected term of the options based on historical exercise and forfeiture data. For grants made in 2025 and 2024, the expected term was 5.6 years. The volatility used in the calculation for options is based on the historical volatility of Liberty Live common stock and its predecessor Liberty SiriusXM common stock. For grants made in 2025 and 2024, the range of volatilities was 34.6% to 36.2%. The Company uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Live Group common stock granted to certain officers, employees and directors, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Liberty Live Group
	Series C
			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(thousands)	WAEP	life		(in thousands)
Options outstanding at January 1, 2025	1,230	$42.68
Granted	124	$80.47
Exercised	(106)	$42.45
Forfeited/Cancelled	—	$—
Options outstanding at December 31, 2025	1,248	$46.45	2.6	years	$45,822
Options exercisable at December 31, 2025	1,098	$42.91	2.0	years	$44,187

As of December 31, 2025, 100 thousand LLYVA options remained outstanding at an exercise price of $78.57, a remaining contractual life of 6.9 years and an intrinsic value of $293 thousand.  None of these options were exercisable as of December 31, 2025.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

As of December 31, 2025, there were no outstanding options to purchase shares of LLYVB.

As of December 31, 2025, the total unrecognized compensation cost related to unvested Awards was approximately $25.4 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of December 31, 2025,  1.3 million shares of LLYVA and LLYVK were reserved by Liberty Live for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all LLYVK options exercised during the years ended December 31, 2025 and 2024 was $4.2 million and $7.1 million, respectively.

Restricted Stock and Restricted Stock Units

Liberty Live had approximately 279 thousand unvested RSUs of LLYVK held by certain directors, officers and employees as of December 31, 2025. These LLYVK unvested RSUs of Liberty Live Group common stock had a weighted average GDFV of $79.53 per share.

The aggregate fair value of all RSAs and RSUs of Liberty Live Group common stock that vested during the years ended December 31, 2025 and 2024 was $3.6 million and $2.8 million, respectively.

(13)  Other Comprehensive Earnings (Loss)

Accumulated other comprehensive earnings (loss) included in Liberty Live’s consolidated balance sheets and consolidated statements of equity reflect the aggregate of foreign currency translation adjustments, comprehensive earnings (loss) attributable to credit risk adjustments, share of other comprehensive earnings (loss) of equity affiliates and recognition of previously unrealized losses (gains) on debt, net.

The change in the components of accumulated other comprehensive earnings (loss), net of taxes (“AOCI”), is summarized as follows:

		Comprehensive
	Share of	Earnings (Loss)
	AOCI	Attributable to
	of equity	Credit Risk
	affiliates	Adjustments	Other	AOCI

	amounts in thousands
Balance at January 1, 2024	$15,240	17,398	21,706	54,344
Other comprehensive earnings (loss) attributable to Liberty Live stockholders	(85,810)	(54,266)	(407)	(140,483)
Balance at December 31, 2024	$(70,570)	(36,868)	21,299	(86,139)
Other comprehensive earnings (loss) attributable to Liberty Live stockholders	51,703	15,473	2,402	69,578
Balance at December 31, 2025	$(18,867)	(21,395)	23,701	(16,561)

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

The components of other comprehensive earnings (loss) are reflected in Liberty Live’s consolidated statements of comprehensive earnings (loss) net of taxes. The following table summarizes the tax effects related to each component of other comprehensive earnings (loss).

		Tax
	Before-tax	(expense)	Net-of-tax
	amount	benefit	amount

	amounts in thousands
Year ended December 31, 2024:
Foreign currency translation adjustments	$(2,041)	265	(1,776)
Comprehensive earnings (loss) attributable to credit risk adjustments	(69,129)	14,863	(54,266)
Share of other comprehensive earnings (loss) of equity affiliates	(109,492)	23,682	(85,810)
Recognition of previously unrealized losses (gains) on debt, net	1,744	(375)	1,369
Other comprehensive earnings (loss)	$(178,918)	38,435	(140,483)
Year ended December 31, 2025:
Foreign currency translation adjustments	$2,820	(418)	2,402
Comprehensive earnings (loss) attributable to credit risk adjustments	19,711	(4,238)	15,473
Share of other comprehensive earnings (loss) of equity affiliates	66,129	(14,426)	51,703
Other comprehensive earnings (loss)	$88,660	(19,082)	69,578

(14)  Commitments and Contingencies

Quint acts as an official partner to certain rightsholders and event organizers with agreements that require Quint to satisfy minimum guaranteed purchases and/or payments to these entities. The terms of the agreements range from events to be held in 2026 to 2028. Total revenue earned from events associated with the largest two rightsholders represented approximately 83% and 81% of total consolidated revenue earned during the years ended December 31, 2025 and December 31, 2024, respectively.

Quint operates in many different jurisdictions globally that require revenue generating entities to comply with regulations including value-added tax and sales and use tax. In 2023, Quint identified exposure as it relates to certain jurisdictions whereby either Quint was not properly registered, or the historical compliance returns filed with the different jurisdictions were incomplete or inaccurate. Quint has recognized a total estimated liability for a probable loss of approximately $25,428 thousand as of December 31, 2025, $12,330 thousand of which is recorded in accrued liabilities, and $13,098 thousand is recorded in other long-term liabilities in the consolidated balance sheets. Of the total $25,428 thousand liability, $19,893 thousand was recorded prior to the Company’s acquisition of Quint and $3,243 thousand was recognized as an expense during the year ended December 31, 2025 within cost of revenue on the consolidated statements of operations.  As of December 31, 2025 and 2024, Quint also recorded an asset of $10,811 thousand and zero, respectively, related to deposits made in tax jurisdictions in which voluntary disclosure agreement payments have been made but are pending acceptance. This asset is included in trade and other receivables, net in the Company’s consolidated balance sheets. As Quint continues to work to become compliant within these jurisdictions, additional exposure of taxes, interest and penalties are reasonably possible but Quint is currently unable to assess the ultimate outcome and is unable to reasonably estimate any range of additional loss in excess of the estimated liability it has currently recognized.

General Litigation

The Company has contingent liabilities at times related to legal and tax proceedings and other matters arising in the ordinary course of business other than those matters previously discussed. Although it is reasonably possible the

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Company may incur losses upon conclusion of such matters, an estimate of any loss or range of loss cannot be made. In the opinion of management, it is expected that amounts, if any, which may be required to satisfy such contingencies will not be material in relation to the accompanying consolidated financial statements.

Department of Justice Complaint

In May 2024, the U.S. Department of Justice, Antitrust Division, together with the attorneys general of twenty-nine states plus the District of Columbia, filed a civil antitrust complaint (the “Complaint”) against Live Nation and Ticketmaster in the U.S. District Court for the Southern District of New York alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. The U.S. filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs but not otherwise materially amending the claims asserted in the lawsuit. The Complaint requests various forms of relief for the alleged violations, including without limitation the divestiture of Ticketmaster by Live Nation, cancellation of certain ticketing contracts, enjoining Live Nation from engaging in anticompetitive practices, and other forms of relief. Twenty-four states also seek damages for their citizens allegedly caused by anticompetitive ticketing practices.

As of this date, discovery is substantially completed. The 24 states seeking damages have disclosed a damages study asserting that the allegedly anticompetitive ticketing practices raised ticketing fees. Live Nation contests that the alleged overcharge (the amount of which is subject to a confidentiality order) has occurred or was caused by anticompetitive conduct. Live Nation filed summary judgment motions in November 2025, which were partially granted in February 2026. Trial on the remaining claims is set for March 2026.

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

Antitrust Litigation

Live Nation is a defendant in three putative antitrust consumer class actions alleging violations of federal and state antitrust laws, among other causes of action. In Heckman, et al. v. Live Nation Entertainment, et al., filed in the Central District of California in January 2022, the District Court denied defendants’ motion to compel arbitration in August 2023. The Ninth Circuit affirmed the District Court’s ruling in October 2024. In January 2025, Live Nation filed a motion to dismiss the lawsuit, which was granted in part and denied in part in April 2025. In December 2025, the court granted the plaintiffs’ motion for class certification. Live Nation believes it has substantial defenses to the claims alleged in the lawsuit and will continue to vigorously defend itself.

Two other putative class actions were filed in the Southern District of New York in August and September 2024: In Re Live Nation Entertainment, Inc. and Ticketmaster L.L.C. Antitrust Litigation, and Jacobson v. Live Nation Entertainment, Inc., et al. While these lawsuits are at their initial stages, Live Nation believes it has substantial defenses to the claims alleged therein and will vigorously defend itself.

Federal Trade Commission Complaint

In September 2025, the U.S. Federal Trade Commission (the “FTC”), joined by the attorneys general of seven states, filed a lawsuit against Live Nation and Ticketmaster L.L.C. in the Central District of California. The plaintiffs allege

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

that Live Nation and Ticketmaster advertised ticket prices to consumers that were deceptively lower than prices displayed at checkout, deceived consumers about the enforcement of advertised event ticket purchase limits and facilitated the sale of tickets unlawfully acquired by ticket brokers. The plaintiffs also allege that Live Nation violated the Better Online Ticket Sales Act and Section 5 of the FTC Act, as well as various state consumer protection statutes. The plaintiffs seek injunctive relief, statutory penalties and restitution for consumers. Live Nation filed a motion to dismiss the complaint in January 2026.

Based on information presently known to Live Nation’s management, Live Nation does not believe that a loss is probable of occurring at this time, and considerable uncertainty exists regarding the monetary penalties or other relief that the FTC could obtain in litigation. Live Nation will vigorously defend itself.

(15)  Information About Liberty Live’s Operating Segments

The Company, through its ownership of Quint and Live Nation, is primarily engaged in the entertainment and hospitality industries. The Company identifies its reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets.

The Company’s CODM, the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, cost of revenue, operating expenses, selling, general and administrative expenses, and Adjusted OIBDA. In addition, the Company reviews nonfinancial measures such as website traffic.

For segment reporting purposes, the Company defines Adjusted OIBDA as revenue less operating expenses, and selling, general and administrative expenses excluding all stock-based compensation, separately reported litigation settlements and restructuring, acquisition and impairment charges. The Company believes this measure is an important indicator of the operational strength and performance of its businesses, by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows management to view operating results and perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. This measure of performance excludes depreciation and amortization, stock-based compensation, separately reported litigation settlements, restructuring, acquisition and impairment charges that are included in the measurement of operating income pursuant to GAAP. Accordingly, Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income, net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with GAAP.

The Company has identified the following as its reportable segments:

●	Quint — Quint designs and develops ticket-inclusive experiential hospitality packages (including on or off-site experiences, transportation, and hotel accommodations) throughout the world.
●	Live Nation — Live Nation believes it is the world’s leading live entertainment company.

As of December 31, 2025, Live Nation met the Company’s reportable segment threshold for equity method affiliates. See note 6 for segment disclosures related to Live Nation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies.

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

Performance Measures

	Year ended December 31, 2025
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$381,951	—	381,951
Cost of revenue (excluding stock-based compensation)	(308,429)	—	(308,429)
Selling, general and administrative expenses (excluding stock-based compensation and acquisition costs)	(61,503)	(32,102)	(93,605)
Adjusted OIBDA	$12,019	(32,102)	(20,083)

	Year ended December 31, 2024
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$340,493	—	340,493
Cost of revenue (excluding stock-based compensation)	(286,070)	—	(286,070)
Selling, general and administrative expenses (excluding stock-based compensation and acquisition costs)	(57,335)	(7,030)	(64,365)
Adjusted OIBDA	$(2,912)	(7,030)	(9,942)

Other Information

	December 31, 2025		December 31, 2024
		Investments		Investments
	Total	in	Total	in
	assets	affiliates	assets	affiliates

	amounts in thousands
Quint	$439,254	—	422,101	—
Corporate and other	1,449,639	624,278	1,162,925	430,435
Total Liberty Live	$1,888,893	624,278	1,585,026	430,435

Revenue by Geographic Area

	Years ended December 31,
	2025	2024

	amounts in thousands
United States	$335,955	304,141
Other countries	45,996	36,352
	$381,951	340,493

LIBERTY LIVE HOLDINGS, INC.

Notes to Consolidated Financial Statements (Continued)

December 31, 2025 and 2024

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Years ended December 31,
	2025	2024

	amounts in thousands
Consolidated segment Adjusted OIBDA	$(20,083)	(9,942)
Stock-based compensation	(5,529)	(11,007)
Depreciation and amortization	(26,120)	(27,447)
Impairment of intangible assets	—	(67,066)
Acquisition costs	—	(812)
Operating income (loss)	(51,732)	(116,274)
Interest expense	(29,531)	(29,121)
Dividend and interest income	15,693	21,782
Share of earnings (loss) of affiliates, net	132,689	237,666
Realized and unrealized gains (losses), net	(161,980)	(262,733)
Gain (loss) on dilution of investment in affiliate	(1,182)	5,846
Other, net	(4,184)	(1,284)
Earnings (loss) before income taxes	$(100,227)	(144,118)

PART III.

The following required information is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders presently scheduled to be held in the second quarter of 2026:

Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accountant Fees and Services

We expect to file our definitive proxy statement for our 2026 Annual Meeting of Stockholders with the Securities and Exchange Commission on or before April 30, 2026.

III-1

PART IV.

Item 15.  Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

Included in Part II of this Report:

(a)(2) Financial Statement Schedules

(i) All schedules have been omitted because they are not applicable, not material or the required information is set forth in the financial statements or notes thereto.

(ii)  The audited consolidated financial statements of Live Nation Entertainment, Inc. as of December 31, 2025 and 2024, and for each of the years ended December 31, 2025, 2024 and 2023, as well as the accompanying notes thereto and the Report of Independent Registered Public Accounting Firm, are contained in Live Nation Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 19, 2026 and are incorporated herein by reference as Exhibit 99.1.

(a)(3) Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

2—Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:
2.1

Reorganization Agreement, dated as of December 14, 2025, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 15, 2025 (File No. 001-43015) (the “December 2025 8-K”)).

3—Articles of Incorporation and Bylaws:
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the December 2025 8-K).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 23, 2025 (File No. 001-43015)).
4—Instruments Defining the Rights of Securities Holders, including Indentures:
4.1

Indenture, dated September 14, 2023, by and between Liberty Media Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-4 filed on July 25, 2025 (File No. 333-288960) (the “2025 S-4”)).

4.2	First Supplemental Indenture, dated as of December 5, 2025, by and between Liberty Media Corporation, as issuer, and U.S. Bank Trust Company, National Association, as trustee.*

4.3

Second Supplemental Indenture, dated as of December 15, 2025, by and between Liberty Media Corporation, as original issuer, the Registrant, as successor, and U.S. Bank Trust Company, National Association, as trustee.*

4.4	Form of 2.375% Exchangeable Senior Debentures due 2053 (incorporated by reference to Exhibit 4.7 to the 2025 S-4).
4.5	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.*
4.6	The Registrant undertakes to furnish to the Securities and Exchange Commission, upon request, a copy of all instruments with respect to long-term debt not filed herewith.
10—Material Contracts:
10.1+

Liberty Live Holdings, Inc. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to the Registrant’s Registration Statement on Form S-4 filed on October 14, 2025 (File No. 333-288960) (the “2025 S-4/A”)).

10.2+	Liberty Live Holdings, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 10.2 to the 2025 S-4/A).
10.3+	Form of Nonqualified Stock Option Agreement between the Registrant and Robert R. Bennett.*
10.4+	Form of Performance-based Restricted Stock Units Agreement for certain officers.*
10.5+	Form of Restricted Stock Units Agreement for certain officers.*
10.6+	Form of Restricted Stock Units Agreement for certain officers.*
10.7+	Form of Nonqualified Stock Option Agreement for certain officers.*
10.8+	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.*
10.9+	Form of Nonqualified Stock Option Agreement for Nonemployee Directors.*
10.10+	Form of Restricted Stock Units Agreement for Nonemployee Directors.*
10.11+	Form of Upfront/Sign-On Restricted Stock Units Agreement between the Registrant and Derek Chang.*
10.12+	Form of 2025 Annual Option Award Agreement between the Registrant and Derek Chang.*
10.13+	Form of 2026-2029 Annual Option Award Agreement between the Registrant and Derek Chang.*
10.14+	Amendment to Certain Nonqualified Stock Options and Restricted Stock Units Held by Derek Chang.*
10.15+	Form of Indemnification Agreement by and between the Registrant and its executive officers/directors (incorporated by reference to Exhibit 10.7 to the 2025 S-4/A).
10.16	Form of Master Forward Confirmation (incorporated by reference to Exhibit 10.8 to the 2025 S-4).
10.17

Stockholder Agreement, dated February 10, 2009, by and among Live Nation, Inc., Liberty Media Corporation, Liberty USA Holdings, LLC and Ticketmaster Entertainment, Inc. (incorporated by reference to Exhibit 10.9 to the 2025 S-4).

10.18

Tenth Amendment to Margin Loan Agreement, dated as of September 12, 2025, by and among LMC LYV, LLC, Various Lenders, Wilmington Trust, National Association and Citibank, N.A. (incorporated by reference to Exhibit 10.10 to the 2025 S-4/A).

10.19	Tax Sharing Agreement, dated as of December 15, 2025, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.1 to the December 2025 8-K).
10.20	Services Agreement, dated as of December 15, 2025, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.2 to the December 2025 8-K).
10.21

Facilities Sharing Agreement, dated as of December 15, 2025, by and among Liberty Media Corporation, the Registrant, Liberty Property Holdings, Inc., Liberty Tower, Inc. and Liberty Centennial Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the December 2025 8-K).

10.22	Aircraft Time Sharing Agreement, dated as of December 15, 2025, by and between Liberty Media Corporation and the Registrant (incorporated by reference to Exhibit 10.4 to the December 2025 8-K).
10.23

New Holder Assignment and Assumption Agreement, dated as of December 15, 2025, by and among Liberty Media Corporation, the Registrant and Live Nation Entertainment, Inc. (incorporated by reference to Exhibit 10.5 to the December 2025 8-K).

19.1	Liberty Live Holdings, Inc. Insider Trading Policy.*
21	Subsidiaries of Liberty Live Holdings, Inc.*
23.1	Consent of KPMG LLP.*
23.2	Consent of Ernst & Young LLP.*
31.1	Rule 13a-14(a)/15d-14(a) Certification.*
31.2	Rule 13a-14(a)/15d-14(a) Certification.*
32	Section 1350 Certification. **
97	Liberty Live Holdings, Inc. Clawback Policy for the Recovery of Erroneously Awarded Compensation.*

99.1

Audited consolidated financial statements of Live Nation Entertainment, Inc. as of December 31, 2025 and 2024 and for each of the years ended December 31, 2025, 2024 and 2023 (incorporated by reference to Live Nation Entertainment, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025 (File No. 001-32601), filed on February 19, 2026).

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Definition Document.*
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith.
**	Furnished herewith.
+	This document has been identified as a management contract or compensatory plan or arrangement.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IVE
LIBERTY LIVE HOLDINGS, INC.

Date: February 26, 2026	By:	/s/ Chad R. Hollingsworth
Chad R. Hollingsworth President and Chief Executive Officer

Date: February 26, 2026	By:	/s/ Brian J. Wendling
Brian J. Wendling Chief Accounting Officer and Principal Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Robert R. Bennett	Chairman of the Board and Director	February 26, 2026
Robert R. Bennett

/s/ Chad R. Hollingsworth	President and Chief Executive Officer	February 26, 2026
Chad R. Hollingsworth

/s/ Brian J. Wendling	Chief Accounting Officer and Principal Financial	February 26, 2026
Brian J. Wendling	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Derek Chang	Director	February 26, 2026
Derek Chang

/s/ David J.A. Flowers	Director	February 26, 2026
David J.A. Flowers

/s/ Bill Kurtz	Director	February 26, 2026
Bill Kurtz

/s/ Carl E. Vogel	Director	February 26, 2026
Carl E. Vogel