Form 10-Q
period 2026-03-31
Liberty Live Holdings, Inc.
filed 2026-05-07
CIK 2078416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of outstanding shares of Liberty Live Holdings Inc.’s common stock as of April 30, 2026 was:

	Series A	Series B	Series C
Liberty Live Group common stock	25,573,685	2,530,951	63,899,793

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	March 31,	December 31,
	2026	2025

Assets	amounts in thousands
Current assets:
Cash and cash equivalents	$524,431	545,494
Trade and other receivables, net of allowance for credit losses of $1,053 and $1,056, respectively	31,229	30,372
Prepaid assets	91,941	44,163
Related party assets	2,486	—
Other current assets	20,077	9,435
Total current assets	670,164	629,464

Investments in equity securities	163,714	162,066
Investments in affiliates, accounted for using the equity method (note 4)	508,137	624,278
Goodwill (note 5)	127,547	127,367
Intangible assets subject to amortization, net (note 5)	112,275	118,605
Deferred tax assets	258,458	183,944
Tax sharing asset with Liberty Media	36,424	35,845
Other assets, at cost, net of accumulated amortization	7,356	7,324
Total assets	1,884,075	1,888,893
Liabilities and Equity
Current liabilities:
Accounts payable	8,546	11,521
Accrued liabilities	39,922	36,436
Deferred revenue	223,004	154,997
Related party liabilities	—	2,722
Current portion of long-term debt, measured at fair value (note 6)	1,818,523	1,666,546
Financial instrument liabilities (notes 3 and 6)	66,276	20,265
Other current liabilities	4,136	4,234
Total current liabilities	2,160,407	1,896,721
Other liabilities	19,402	19,307
Total liabilities	2,179,809	1,916,028
Equity:
Series A Liberty Live Group common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,573,685 at March 31, 2026 and December 31, 2025	256	256
Series B Liberty Live Group common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,530,951 at March 31, 2026 and December 31, 2025	25	25
Series C Liberty Live Group common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,899,114 and 63,826,864 at March 31, 2026 and December 31, 2025, respectively	639	638
Additional paid-in capital	402,530	403,647
Retained earnings (deficit)	(731,224)	(437,086)
Accumulated other comprehensive earnings (loss), net of taxes	10,094	(16,561)
Total stockholders' equity (deficit)	(317,680)	(49,081)
Noncontrolling interests in equity of subsidiaries	21,946	21,946
Total equity (deficit)	(295,734)	(27,135)
Commitments and contingencies (note 8)
Total liabilities and equity	$1,884,075	1,888,893

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in thousands,
	except per share amounts
Revenue, net	$63,146	46,857
Related party revenue, net	474	202
Total revenue, net	63,620	47,059
Operating costs and expenses:
Cost of revenue	41,619	39,434
Related party cost of revenue	10,047	2,115
Selling, general and administrative expenses, including stock-based compensation	22,127	16,268
Depreciation and amortization	6,517	6,524
	80,310	64,341
Operating income (loss)	(16,690)	(17,282)
Other income (expense):
Interest expense	(7,561)	(7,334)
Dividend and interest income	4,627	4,097
Share of earnings (loss) of affiliates, net (note 4)	(124,326)	1,451
Realized and unrealized gains (losses), net (note 3)	(229,632)	(17,099)
Other, net	(2,027)	(1,020)
	(358,919)	(19,905)
Earnings (loss) before income taxes	(375,609)	(37,187)
Income tax (expense) benefit	81,471	7,711
Net earnings (loss)	(294,138)	(29,476)
Less net earnings attributable to noncontrolling interests	—	—
Net earnings (loss) attributable to Liberty Live Group	$(294,138)	(29,476)

Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$(3.20)	(0.32)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$(3.20)	(0.32)

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Net earnings (loss)	$(294,138)	(29,476)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	(114)	680
Credit risk on fair value debt instruments gains (losses)	11,710	(11,934)
Share of other comprehensive earnings (loss) of equity affiliates	6,892	12,764
Recognition of previously unrealized (gains) losses on debt, net	8,167	—
Other comprehensive earnings (loss)	26,655	1,510
Comprehensive earnings (loss)	(267,483)	(27,966)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	—
Comprehensive earnings (loss) attributable to Liberty Live	$(267,483)	(27,966)

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(294,138)	(29,476)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	6,517	6,524
Stock-based compensation	2,506	461
Share of (earnings) losses of affiliate, net	124,326	(1,451)
Realized and unrealized (gains) losses on financial instruments, net	229,632	17,099
Deferred income tax expense (benefit)	(81,999)	(7,915)
Amortization of rightsholder relationships	940	667
Other noncash charges (credits), net	853	863
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(857)	(10,297)
Decrease (increase) in prepaid expenses	(47,778)	(42,483)
Decrease (increase) in related party balances	(5,208)	(9,615)
Decrease (increase) in other assets	(10,767)	4,836
(Decrease) increase in trade accounts payable and accrued liabilities	(523)	3,010
(Decrease) increase in deferred revenue	67,703	50,844
(Decrease) increase in other liabilities	175	475
Net cash provided (used) by operating activities	(8,618)	(16,458)
Cash flows from investing activities:
Other investing activities, net	255	(598)
Net cash provided (used) by investing activities	255	(598)
Cash flows from financing activities:
Bank fees on debt transactions	(8,264)	—
Withholding taxes on net settlements of stock-based compensation	(4,514)	(437)
Former Parent contribution (distribution)	—	(1,010)
Minimum guaranteed payments on rightsholder relationships	(461)	(547)
Other financing activities, net	460	25
Net cash provided (used) by financing activities	(12,779)	(1,969)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	79	225
Net increase (decrease) in cash, cash equivalents and restricted cash	(21,063)	(18,800)
Cash, cash equivalents and restricted cash at beginning of period	545,494	409,506
Cash, cash equivalents and restricted cash at end of period	$524,431	390,706

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated
					other		Noncontrolling
	Liberty Live Group			Additional	comprehensive	Retained	interest in	Total
	Common Stock			paid-in	earnings (loss),	Earnings	equity of	equity
	Series A	Series B	Series C	capital	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at January 1, 2026	$256	25	638	403,647	(16,561)	(437,086)	21,946	(27,135)
Net earnings (loss)	—	—	—	—	—	(294,138)	—	(294,138)
Other comprehensive earnings (loss)	—	—	—	—	26,655	—	—	26,655
Withholding taxes on net settlements of stock-based compensation	—	—	—	(4,514)	—	—	—	(4,514)
Stock-based compensation	—	—	—	2,506	—	—	—	2,506
Other	—	—	1	891	—	—	—	892
Balance at March 31, 2026	$256	25	639	402,530	10,094	(731,224)	21,946	(295,734)

	Total Former Parent's Investment
		Accumulated
		other		Noncontrolling
	Former	comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at January 1, 2025	$256,874	(86,139)	(369,970)	22,113	(177,122)
Net earnings (loss)	—	—	(29,476)	—	(29,476)
Other comprehensive earnings (loss)	—	1,510	—	—	1,510
Former Parent contribution (distribution)	(1,010)	—	—	—	(1,010)
Share of Live Nation change in accounting policies	—	—	2,092	—	2,092
Other	(472)	—	—	—	(472)
Balance at March 31, 2025	$255,392	(84,629)	(397,354)	22,113	(204,478)

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1) Basis of Presentation

In November 2024, the board of directors of Liberty Media Corporation (“Liberty Media” or “Former Parent”) authorized Liberty Media management to pursue a plan to split-off the Liberty Live Group (the “Split-Off”), which was completed on December 15, 2025. Immediately prior to effecting the Split-Off, Liberty Media’s subsidiary QuintEvents, LLC (“Quint”), interests in certain private assets and $171.7 million of cash were reattributed from Liberty Media’s Formula One Group to its Liberty Live Group in exchange for interests in certain other private assets. Liberty Media effected the Split-Off through the redemption of Liberty Media’s Liberty Live common stock in exchange for Liberty Live Group common stock of a newly formed company called Liberty Live Holdings, Inc. (“Liberty Live” or the “Company”). Liberty Media redeemed each outstanding share of its Series A, Series B and Series C Liberty Live common stock for one share of the corresponding series of Liberty Live Group common stock of Liberty Live.

Liberty Live beneficially owns approximately 69.6 million shares of Live Nation Entertainment, Inc. (“Live Nation”) common stock, Quint, interests in certain private assets, corporate cash and debt obligations.

The accompanying (a) condensed consolidated balance sheet as of December 31, 2025, which has been derived from audited financial statements, and (b) the interim unaudited condensed consolidated financial statements have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes to the financial statements required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for such periods have been included.  The results of operations for any interim period are not necessarily indicative of results for the full year. Additionally, certain prior period amounts have been reclassified for comparability with current period presentation. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

The accompanying condensed consolidated financial statements represent the combination of the historical financial information of Liberty Media until the date of the Split-Off. Although Liberty Live was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated. The condensed combined financial statements refer to the combination of businesses, assets and liabilities to be included in Liberty Live as “Liberty Live,” “the Company,” “us,” “we” and “our” in the notes to the condensed combined financial statements. The Split-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Live Group common stock. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

As Liberty Live does not control the decision making process or business management practices of our affiliates accounted for using the equity method, Liberty Live relies on management of its affiliates to provide it with accurate financial information prepared in accordance with GAAP that the Company uses in the application of the equity method. In addition, Liberty Live relies on the audit reports that are provided by the affiliates’ independent auditors on the financial statements of such affiliates. The Company is not aware, however, of any errors in or possible misstatements of the financial information provided by its equity affiliates that would have a material effect on Liberty Live’s condensed consolidated financial statements.

Quint revenue is seasonal due to its highest revenue earning events taking place during the second and fourth quarters each year.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Split-Off of Liberty Live from Liberty Media

Following the Split-Off, Liberty Media and Liberty Live operate as separate, publicly traded companies, and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty Media and Liberty Live entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a services agreement, an aircraft time sharing agreement, and a facilities sharing agreement in addition to a reorganization agreement and a tax sharing agreement.

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

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group, and are currently allocated to Liberty Live each reporting period based on an estimate of time spent. Under these various agreements $3.3 million and $3.4 million was reimbursable to Liberty Media during the three months ended March 31, 2026 and 2025, respectively.

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Live shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three months ended March 31, 2026 are 656 thousand potential common shares because their inclusion would have been antidilutive.

The Company issued 91.9 million common shares, which is the aggregate number of shares of Series A, Series B and Series C Liberty Live Group common stock issued in connection with the Split-Off on December 15, 2025. The number of shares issued upon completion of the Split-Off was used to determine both basic and diluted earnings (loss) per share for the three months ended March 31, 2025, as no Company equity awards were outstanding prior to the completion of the Split-Off.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Three months ended
March 31,
2026
number of shares in thousands
Basic WASO	91,952
Potentially dilutive shares (1)	543
Diluted WASO	92,495

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

(3) Fair Value Measurement

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

The Company’s assets and liabilities measured at fair value are as follows:

	March 31, 2026			December 31, 2025
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in thousands
Cash equivalents	$485,696	485,696	—	507,389	507,389	—
Financial instrument liabilities	$66,276	—	66,276	20,265	—	20,265
Debt	$1,818,523	—	1,818,523	1,666,546	—	1,666,546

The fair value of debt and financial instrument liabilities, which includes forward contracts, is based on quoted market prices but is not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and financial instrument liabilities are reported in the foregoing table as Level 2 fair value. As of March 31, 2026, financial instrument liabilities are comprised of the 2025 Forward Contracts, as defined in note 6. The fair value of the 2025 Forward Contracts was derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Equity securities	$1,941	(6,749)
Financial instrument liabilities	(46,011)	—
Debt	(185,562)	(10,350)
	$(229,632)	(17,099)

The Company uses the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. For such securities the downward adjustments for the three months ended March 31, 2026 and 2025 were zero and $6,749 thousand, respectively, and the cumulative downward adjustments as of March 31, 2026 were $22,020 thousand. The upward adjustments for the three months ended March 31, 2026 and 2025 were $1,941 thousand and zero, and the cumulative upward adjustments as of March 31, 2026 were $129,054 thousand. There were no impairments for the three months ended March 31, 2026 and 2025, and cumulative impairments as of March 31, 2026 were $14,707 thousand.

The Company elected to account for its exchangeable senior debentures (as described in note 6) using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the risk-free rate and in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $14,917 thousand and a loss of $15,203 thousand for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, the Company recognized $10,404 thousand of previously unrecognized losses related to the retirement of a portion of the Old 2.375% Exchangeable Debentures due 2053 (as defined in note 6).  The cumulative change since issuance was a gain of $27,460 thousand as of March 31, 2026, net of the recognition of previously unrecognized gains and losses.

(4) Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	March 31, 2026		December 31, 2025
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
Live Nation	30%	$490,543	604,654
Other	various	17,594	19,624
Total		$508,137	624,278

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Live Nation	$(122,563)	2,684
Other	(1,763)	(1,233)
Total	$(124,326)	1,451

Live Nation

Live Nation believes it is the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. As of March 31, 2026, the market value of Liberty Live’s ownership in Live Nation was approximately $10.6 billion.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows:

	March 31,	December 31,
	2026	2025

	amounts in thousands
Amortizable assets	$143,653	149,542
Nonamortizable assets	434,496	420,281
Deferred taxes and other assets	(45,883)	(46,422)
	$532,266	523,401

Amortizable intangible assets have a weighted average remaining useful life of approximately 6.0 years. The increase in excess basis for the three months ended March 31, 2026 was primarily due to the Company’s share of certain of Live Nation’s equity activity partially offset by amortization on the value ascribed to amortizable intangibles. Included in our share of losses from Live Nation of $122,563 thousand and share of earnings of $2,684 thousand for the three months ended March 31, 2026 and 2025, respectively, are $6,103 thousand and $4,289 thousand of losses, net of related taxes, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives.

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025

	amounts in millions
Current assets	$13,642	10,974
Property, plant and equipment, net	3,664	3,416
Intangible assets	1,440	1,447
Goodwill	2,933	2,889
Other assets	4,389	4,187
Total assets	$26,068	22,913

Current liabilities	$15,417	11,029
Long-term debt, net	6,709	7,612
Other liabilities	2,508	2,454
Redeemable noncontrolling interests	952	924
Equity	482	894
Total liabilities and equity	$26,068	22,913

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Consolidated Statements of Operations

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Revenue	$3,793	3,382
Operating expenses:
Direct operating expenses	(2,479)	(2,255)
Selling, general and administrative expenses	(962)	(779)
Depreciation and amortization	(169)	(149)
Other operating expenses	(554)	(84)
Operating income (loss)	(371)	115
Interest expense	(91)	(80)
Interest income	40	34
Other income (expense), net	10	(3)
Earnings (loss) before income taxes	(412)	66
Income tax (expense) benefit	32	(20)
Net earnings (loss)	(380)	46
Less net earnings (loss) attributable to noncontrolling interests	9	23
Net earnings (loss) attributable to Live Nation stockholders	$(389)	23

(5) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill related to Quint are as follows (amounts in thousands):

Balance at January 1, 2026	$127,367
Foreign currency translation adjustments	180
Balance at March 31, 2026	$127,547

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	March 31, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in thousands
Rightsholder relationships	$171,069	(59,095)	111,974	170,081	(51,787)	118,294
Capitalized software	2,657	(2,356)	301	2,645	(2,334)	311
Total	$173,726	(61,451)	112,275	172,726	(54,121)	118,605

Rightsholder relationships are amortized over 3 to 13 years. Capitalized software is amortized over 3 years. Amortization expense was $6,387 thousand and $6,405 thousand for the three months ended March 31, 2026 and 2025, respectively.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	March 31,	March 31,	December 31,
	2026	2026	2025

	amounts in thousands
Old 2.375% Exchangeable Debentures due 2053	$33,685	51,832	1,666,546
New 2.375% Exchangeable Debentures due 2053	1,116,315	1,766,691	—
Live Nation Margin Loan	—	—	—
Total debt	$1,150,000	1,818,523	1,666,546
Debt classified as current		(1,818,523)	(1,666,546)
Total long-term debt		$—	—

2.375% Exchangeable Senior Debentures due 2053 and Live Nation Forward Contracts

In September 2023, Liberty Media closed a private offering of approximately $1,150 million aggregate principal amount of its 2.375% exchangeable senior debentures due 2053 (the “Old Debentures”). In December 2025, Liberty Media entered into a supplemental indenture to the indenture governing the Old Debentures to irrevocably elect cash-only settlement of exchanges and repurchases of the Old Debentures. The Company assumed the Old Debentures from Liberty Media pursuant to a supplemental indenture executed in connection with the Split-Off. The number of shares of Live Nation common stock (“LYV”) attributable to an Old Debenture represents an initial exchange price of approximately $104.91 per share. Following the Settlement (defined below), a total of approximately 321,000 shares of LYV are attributable to the Old Debentures. Interest is payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The Old Debentures may be redeemed by the Company, in whole or in part, on or after September 30, 2028. Holders of the Old Debentures also have the right to require the Company to purchase their Old Debentures on September 30, 2028. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the Old Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution.

On March 20, 2026, the Company closed privately negotiated exchanges with certain holders of the Old Debentures, for its newly issued 2.375% Exchangeable Senior Debentures due 2053 (the “New Debentures” and, together with the Old Debentures, the “Debentures”) (the “Settlement”). In connection with the Settlement, approximately $1,116 million aggregate principal amount of New Debentures were issued in exchange for approximately $1,116 million aggregate principal amount of Old Debentures in a non-cash transaction, resulting in the subsequent cancellation of such Old Debentures. As of March 31, 2026, approximately $34 million aggregate principal amount of Old Debentures remain outstanding.

In connection with the issuance of the New Debentures, on March 20, 2026, the Company entered into an indenture (the “Indenture”) with U.S. Bank Trust Company, National Association, as trustee. The New Debentures bear interest at a rate of 2.375% per annum and will mature on September 30, 2053. Interest on the New Debentures will accrue from December 31, 2025, and will be payable quarterly, on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2026. The New Debentures are unsecured senior obligations of the Company. Subject to certain terms and conditions, upon an exchange of New Debentures, the Company will deliver cash having a value equal to the value of the shares of LYV attributable to such New Debentures. Initially, 9.5320 shares of LYV common stock are attributable to each $1,000 original principal amount of New Debentures, representing an initial exchange price of approximately $104.91 for each share of Live Nation common stock. A total of approximately 10.6 million shares of Live Nation common stock are initially attributable to the New Debentures. The New Debentures may be redeemed by the Company, in whole or in part, on or after September 30, 2032. Holders of the New Debentures also have the right to require the Company to purchase their New Debentures on September 30, 2032. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the New Debentures plus accrued and unpaid interest to the

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

redemption date, plus any final period distribution.

The Company has elected to account for the Debentures using the fair value option. See note 3 for information related to unrealized gains (losses) on debt measured at fair value.

In May 2025, LN Holdings 1, LLC (“LNSPV”), an indirect wholly owned special purpose subsidiary of the Company, entered into certain agreements (the “2025 Forward Contracts”), which obligate LNSPV to deliver up to an aggregate of approximately 10.5 million shares of LYV based on the share prices for LYV over a specified period ending in the first quarter of 2027. Alternatively, LNSPV may choose to deliver cash. As of March 31, 2026, approximately 10.5 million of the Company’s LYV shares with a value of $1,600 million were pledged as collateral to the 2025 Forward Contracts. The 2025 Forward Contracts allow LNSPV to elect to receive prepayment amounts up to the present value at such time or times of approximately $1.15 billion, in the aggregate.

As of March 31, 2026, the holders of the Debentures have the ability to exchange their Debentures for the period from April 1, 2026 to June 30, 2026, given that the trading value of the reference shares exceeded 130% of the par value for at least twenty of the last thirty trading days in the first quarter of 2026. Given the holders’ ability to exchange the Debentures within a one-year period from the balance sheet date and the Company’s requirement to settle any exchange in cash, the Debentures have been classified as current within the condensed consolidated balance sheet as of March 31, 2026.

Live Nation Margin Loan

The Live Nation Margin Loan agreement is a $400 million revolving line of credit. On September 12, 2025, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 8, 2028 and change the interest rate to the Adjusted Term Secured Overnight Financing Rate plus 1.875%.  The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of March 31, 2026, availability under the Live Nation Margin Loan was $400 million. As of March 31, 2026, approximately 9.0 million of the Company’s LYV shares with a value of $1,368 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan, the carrying amount approximates fair value as of March 31, 2026.

(7) Stock-Based Compensation

Liberty Live grants, to certain of its directors, employees and employees of subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Live Group common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $2,506 thousand and $461 thousand of stock-based compensation during the three months ended March 31, 2026 and 2025, respectively.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Grants of Awards

Liberty Live did not grant any options to purchase shares of Series A Liberty Live Group common stock (“LLYVA”), Series B Liberty Live Group common stock (“LLYVB”) or Series C Liberty Live Group common stock (“LLYVK”) during the three months ended March 31, 2026.

The Company has calculated the GDFV for all of its equity classified options using the Black-Scholes Model. The Company estimates the expected term of the options based on historical exercise and forfeiture data. The volatility used in the calculation for options is based on the historical volatility of Liberty Live Group common stock. The Company uses a zero-dividend rate and the risk-free rate for Treasury Bonds with a term similar to that of the subject options.

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Live Group common stock granted to employees and directors, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Series C
			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(thousands)	WAEP	life		(in thousands)
Options outstanding at January 1, 2026	1,248	$46.45
Granted	—	$—
Exercised	(149)	$41.70
Forfeited/Cancelled	—	$—
Options outstanding at March 31, 2026	1,099	$47.09	2.6	years	$51,685
Options exercisable at March 31, 2026	954	$43.27	2.1	years	$48,505

As of March 31, 2026, 100 thousand LLYVA options remained outstanding at an exercise price of $78.57, a remaining contractual life of 6.7 years and an intrinsic value of approximately $1.3 million. None of these options were exercisable as of March 31, 2026.

As of March 31, 2026, there were no outstanding options to purchase shares of LLYVB.

As of March 31, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $24.0 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.3 years.

As of March 31, 2026, 1.2 million shares of LLYVA and LLYVK were reserved by Liberty Live for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all LLYVK options exercised during the three months ended March 31, 2026 and 2025 was $8.4 million and $28 thousand, respectively.

Restricted Stock and Restricted Stock Units

Liberty Live had approximately 253 thousand unvested RSUs of LLYVK held by certain directors and employees as of March 31, 2026. These LLYVK RSUs had a weighted average GDFV of $80.08 per share.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The aggregate fair value of all RSUs of Liberty Live Group common stock that vested during the three months ended March 31, 2026 and 2025 was $2.8 million and $1.0 million, respectively.

(8) Commitments and Contingencies

Quint operates in many different jurisdictions globally that require revenue generating entities to comply with regulations including value-added tax and sales and use tax. In 2023, Quint identified exposure as it relates to certain jurisdictions whereby either Quint was not properly registered, or the historical compliance returns filed with the different jurisdictions were incomplete or inaccurate. Quint has recognized a total estimated liability for a probable loss of approximately $25,592 thousand as of March 31, 2026, $12,494 thousand of which is recorded in accrued liabilities, and $13,098 thousand is recorded in other long-term liabilities in the condensed consolidated balance sheets. Of the total $25,592 thousand liability, $19,893 thousand was recorded prior to the Company’s acquisition of Quint, $203 thousand and $3,376 thousand was recognized as an expense during the three months ended March 31, 2026 and 2025, respectively, within cost of revenue in the condensed consolidated statements of operations. As Quint continues to work to become compliant within these jurisdictions, additional exposure of taxes, interest and penalties is reasonably possible but Quint is currently unable to assess the ultimate outcome and is unable to reasonably estimate any range of additional loss in excess of the estimated liability it has currently recognized.

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

Live Nation - Department of Justice Complaint

In May 2024, the United States Department of Justice, Antitrust Division, together with the attorneys general of twenty-nine states plus the District of Columbia, filed a civil antitrust complaint (the “Complaint”) against Live Nation Entertainment, Inc. and Ticketmaster in the United States District Court for the Southern District of New York alleging violations of various federal and state laws pertaining to antitrust, competition, unlawful or unfair business practices, restraint of trade, and other causes of action. The United States filed an Amended Complaint in August 2024, adding ten additional states as plaintiffs. The Complaint requested various forms of relief for the alleged violations, including without limitation the divestiture of Ticketmaster by Live Nation, cancellation of certain ticketing contracts, enjoining Live Nation from engaging in anticompetitive practices, and other forms of relief. Twenty-five states also seek damages for their citizens allegedly caused by anticompetitive ticketing practices.

In the fall of 2025, Live Nation filed a motion for summary judgment. In February 2026, the court granted the motion in part and denied the motion in part. In March 2026, the remaining claims proceeded to trial.

Early in the trial, Live Nation entered into a binding term sheet with the United States settling the lawsuit (“the Settlement”). The terms of the Settlement, which were made public on March 9, 2026, provide for injunctive and structural relief addressing all of the United States’ claims, and provide for a $280 million settlement fund to address damages and civil penalty claims by plaintiff states. Under the Tunney Act, the district court judge presiding over the matter must approve the settlement before it takes final effect, following a process prescribed by statute. In the ensuing weeks, six additional states (“the Settling States”) also settled their claims for the same injunctive relief and their shares of the settlement fund totaling approximately $18.6 million. The remaining states and District of Columbia (“the Litigating States”) proceeded to trial.

On April 15, 2026, the jury returned a verdict for the Litigating States on all claims that remained, including an award of damages measured on a per-ticket-sold basis, but without calculating the number of tickets to which the damages would be applied.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

After the verdict, the Court ordered the parties to meet and confer to propose a schedule for subsequent phases of the litigation, including post-trial motions and a “remedies” phase in which the plaintiff States will propose and the Court will assess equitable remedies the plaintiffs have sought, including among others those enumerated above, as well as civil penalties under certain state laws. Live Nation believes the jury verdict and damages award are legally infirm in a number of respects, many of which it has already raised in a pre-verdict motion for judgment as a matter of law. Live Nation intends to raise those issues and others in post-trial motions at the district court and, as needed and in due course, by filing an appeal to the U.S. Court of Appeals for the Second Circuit.

As a result, Live Nation recognized $450 million for the three months ended March 31, 2026, within selling, general and administrative expenses which represents its best estimate of the ultimate loss associated with the Settling States and the jury’s damages award. There can be no assurance that the Court will approve the Settlement with the United States and the Settling States or that Live Nation will be successful in challenging the verdict reached by the jury on the remaining claims brought by the Litigating States or otherwise settling those remaining claims. Accordingly, the continued defense and ultimate resolution of this matter could involve significant monetary costs or penalties and involve potential remedies or compliance requirements imposed by the Court which could adversely affect Live Nation’s ability to operate its business or have a materially adverse impact on Live Nation’s financial results.

(9) Related Party Transactions

Quint, Delta Topco Limited (the parent company of Formula 1), and MotoGP Sports Entertainment Group, S.L. (the parent company of MotoGP) are related parties through a common shareholder with a significant ownership interest of both Liberty Media and the Company. Quint maintains rightsholder agreements with Formula 1 and MotoGP to execute, produce and fulfill experiential packages utilizing their naming rights and the event tickets purchased from Formula 1, MotoGP, race promoters and other third parties to market and sell these packages to third-parties, which are disclosed in the condensed consolidated statement of operations as related party cost of revenue. Quint also earns commissions on the sale of certain Formula 1 event tickets, which are disclosed in the condensed consolidated statement of operations as related party revenue, net.

(10) Segment Information

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

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company has identified the following as its reportable segments:

●	Quint — Quint designs and develops ticket-inclusive experiential hospitality packages (including on or off-site experiences, transportation, and hotel accommodations) throughout the world.
●	Live Nation — Live Nation believes it is the world’s leading live entertainment company.

As of December 31, 2025, Live Nation met the Company’s reportable segment threshold for equity method affiliates. See note 4 for segment disclosures related to Live Nation.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment requires different technologies, differing revenue sources and marketing strategies.

Revenue

When consideration is received from a customer prior to transferring services to the customer under the terms of a contract, deferred revenue is recorded. Quint’s customers generally pay for services in advance of the performance obligation and therefore these prepayments are recorded as deferred revenue. The deferred revenue is recognized as revenue in the accompanying condensed consolidated statements of operations as the services are provided.

As of January 1, 2026, the Company had deferred revenue of $154,997 thousand, of which $48,502 thousand was recognized as revenue during the three months ended March 31, 2026. As of January 1, 2025, the Company had deferred revenue of $126,752 thousand, of which $28,916 thousand was recognized as revenue during the three months ended March 31, 2025. Changes in the deferred revenue balance for the Company were not materially impacted by other factors.

The Company anticipates recognizing revenue from the delivery of performance obligations that extend beyond one year of approximately $7,481 thousand in the remainder of 2026. All amounts in years thereafter are considered immaterial.

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

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Performance Measures

	Three months ended
	March 31, 2026
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$63,620	—	63,620
Cost of revenue	(51,666)	—	(51,666)
Selling, general and administrative expenses (excluding stock-based compensation)	(14,606)	(5,015)	(19,621)
Adjusted OIBDA	$(2,652)	(5,015)	(7,667)

	Three months ended
	March 31, 2025
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$47,059	—	47,059
Cost of revenue	(41,549)	—	(41,549)
Selling, general and administrative expenses (excluding stock-based compensation)	(12,220)	(3,587)	(15,807)
Adjusted OIBDA	$(6,710)	(3,587)	(10,297)

Other Information

	March 31, 2026
		Investments
	Total	in
	assets	affiliates

	amounts in thousands
Quint	$496,055	—
Corporate and other	1,388,020	508,137
Consolidated Liberty Live	$1,884,075	508,137

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Consolidated segment Adjusted OIBDA	$(7,667)	(10,297)
Stock-based compensation	(2,506)	(461)
Depreciation and amortization	(6,517)	(6,524)
Operating income (loss)	(16,690)	(17,282)
Interest expense	(7,561)	(7,334)
Dividend and interest income	4,627	4,097
Share of earnings (loss) of affiliates, net	(124,326)	1,451
Realized and unrealized gains (losses), net	(229,632)	(17,099)
Other, net	(2,027)	(1,020)
Earnings (loss) before income taxes	$(375,609)	(37,187)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to our expectations regarding the business of our subsidiaries and equity affiliate, economic conditions, our projected sources and uses of cash, fluctuations in interest rates and stock prices, the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

●	historical financial information and pro forma financial information may not be representative of future results;

●	risks related to costs as a result of becoming an independent public company;
●	our inter-company agreements may not be the result of arms’ length negotiations;
●	we had no operating history as a separate company prior to the Split-Off;
●	risks related to our indemnity obligations to Liberty Media (as defined below);
●	we may not realize the potential benefits of the Split-Off (as defined below) in the near term or at all;

●	our overlapping directors and officers with Liberty Media, Liberty Broadband Corporation and GCI Liberty, Inc.;
●	risks related to being a holding company;
●	risks related to the Investment Company Act of 1940, as amended;

●	our and our subsidiaries’ and equity affiliate’s ability to realize the benefits of acquisitions or other strategic investments;
●	the degradation, failure or misuse of our information systems;

●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of such subsidiaries to react to changes in the economy or their industry;

●	the success of Live Nation Entertainment, Inc. (“Live Nation”) and QuintEvents, LLC (“Quint”) and their popularity with customers;

●	the outcome of pending or future litigation;

●	the operational risks of our subsidiaries and business affiliates with international operations;

●	our subsidiaries’ and business affiliates’ ability to comply with government regulations, including, without limitation competition laws and adverse outcomes from regulatory proceedings;

●	the regulatory and competitive environment of the industries in which we operate;

●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

●	the ability of Live Nation and its ticketing clients to anticipate or respond to changes in consumer preferences;

●	changes in the nature of Live Nation’s relationships between key promoters, executives, agents, managers, artists and clients and the nature of Quint’s relationships with promoters, leagues and customers;

●	the ability of Live Nation to maintain or increase its current revenue in the face of intense competition in the live music and ticketing industries;

●	economic and other factors affecting entertainment, sporting and leisure events;

●	the ability of Live Nation to lease, acquire and develop live music venues;

●	the risk of personal injury or other claims in connection with Live Nation’s live music events and Quint’s sports and entertainment events;

●	the risk of poor weather adversely affecting attendance at Live Nation’s live music events and Quint’s sports and entertainment events;
●	the risk of data losses or other breaches of Live Nation and/or Quint’s network security;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by Live Nation and Quint;

●	the market price of our common stock may be volatile;

●	fluctuations in currencies against the United States (“U.S.”) dollar;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest; and
●	provisions of our amended and restated articles of incorporation and bylaws may discourage, delay or prevent a change in control of our Company.

For additional risk factors, please see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

The following discussion and analysis provides information regarding the historical consolidated results of operations and financial condition of Liberty Live Holdings, Inc. (“Liberty Live”, the “Company”, “us”, “we”, or “our”). This discussion should be read in conjunction with our accompanying condensed consolidated financial statements and the notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2025.

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

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group, and are currently allocated to Liberty Live each reporting period based on an estimate of time spent. Under these various agreements $3.3 million and $3.4 million was reimbursable to Liberty Media during the three months ended March 31, 2026 and 2025, respectively.

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

Economic Conditions

A weak or uncertain economy in the U.S. or globally could adversely affect demand for Live Nation’s and Quint’s services and events. If economic and financial market conditions in the U.S. or other key markets, including Europe, continue to be uncertain or deteriorate, customers may respond by suspending, delaying or further reducing their discretionary spending. A reduction in discretionary spending could adversely affect revenue through reduced live-entertainment and sporting event expenditures. Live Nation’s and Quint’s businesses depend on discretionary consumer and corporate spending, which typically declines during times of economic recession or instability. Many factors related to corporate spending and discretionary consumer spending, including actual or perceived economic conditions affecting disposable consumer income such as unemployment levels, fuel prices, interest rates, changes in tax rates and tax laws that impact companies or individuals, and inflation can significantly impact Live Nation’s and Quint’s operating results. There remains a high level of uncertainty in the current macroeconomic and geopolitical environments. Economic tensions and changes in international trade policies, including, for example, the widespread tariffs announced by the U.S. on its major trading partners, and actions taken in response (such as retaliatory tariffs or other trade protectionist measures or the renegotiation of free trade agreements), increased inflationary cost pressures and heightened recessionary fears. Although many of those tariffs are no longer in effect, residual economic disruption and the potential for future trade policy changes continue to contribute to heightened recessionary fears.

In addition, recent hostilities involving the U.S., Israel and Iran and others have significantly disrupted the normal flow of oil, refined petroleum products and related commodities, resulting in higher commodity prices and associated economic volatility. The length and impact of these ongoing conflicts and geopolitical turmoil is highly unpredictable and could lead to further market disruptions, including significant volatility in commodity prices, currency exchange rates, credit and capital markets, supply chain interruptions, changes in consumer purchasing behavior and increased cyber-attacks against U.S. companies. Due to the conflict in Iran, Formula 1 announced that the 2026 Bahrain and Saudi Arabian Grands Prix would not take place in April 2026 as originally scheduled, and MotoGP postponed the 2026 Qatar Grand Prix to November 2026, which will have an adverse impact on Quint’s results of operations in 2026.

Additionally, any resulting sanctions could adversely affect the global economy and financial markets. A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm Live Nations’ and/or Quint’s revenues and profitability. Accordingly, the ability of Live Nation and/or Quint to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflationary pressures, which have been significant and remain significant, may increase operational costs, including labor costs, and elevated interest rates or any further increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact Live Nation’s and Quint’s operating results. These factors can affect attendance at Live Nation’s and Quint’s events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of Live Nation’s and Quint’s venues, events and the industry. There can be no assurance that consumer and corporate spending will not be adversely impacted by ongoing uncertainty in the macroeconomic and political environments, or by any future deterioration in such environments, thereby possibly impacting Live Nation’s and Quint’s operating results and growth.

Results of Operations

General. Provided in the tables below is information regarding the historical Consolidated Operating Results and Other Income and Expense of Liberty Live.

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Revenue	$63,620	47,059
Cost of revenue	51,666	41,549
Selling, general and administrative expenses (excluding stock-based compensation)	19,621	15,807
Stock-based compensation	2,506	461
Depreciation and amortization	6,517	6,524
Operating income (loss)	(16,690)	(17,282)

Interest expense	(7,561)	(7,334)
Dividend and interest income	4,627	4,097
Share of earnings (loss) of affiliates, net	(124,326)	1,451
Realized and unrealized gains (losses) on financial instruments, net	(229,632)	(17,099)
Other income (expense), net	(2,027)	(1,020)
	(358,919)	(19,905)
Net earnings (loss) before income taxes	(375,609)	(37,187)
Income tax (expense) benefit	81,471	7,711
Net earnings (loss)	$(294,138)	(29,476)

Revenue. The Company designs and develops ticket-inclusive experiential hospitality packages (including on or off-site experiences, transportation, and hotel accommodations) to major sporting and lifestyle events held globally. Revenue increased $16,561 thousand during the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to an increase related to Formula 1 of $25,684 thousand due to three events in the current period, compared to two events in the same period in the prior year, as well as year-over-year growth at these events, and an increase related to MotoGP of $3,211 thousand due to the recently announced hospitality agreement with MotoGP and incremental hospitality and experiential package sales. These increases were partially offset by a decrease related to the NBA of $12,020 thousand due to changes in venues and participating teams impacting demand.

Cost of revenue. Cost of revenue primarily includes the direct costs to execute and fulfill experiential packages including ticket, hospitality, hotel and transportation costs. Cost of revenue increased $10,117 thousand for the three months ended March 31, 2026, as compared to the same period in the prior year. The increase in cost of revenue was due to increases of $20,585 thousand and $2,427 thousand related to Formula 1 and MotoGP, respectively, associated with the increased revenue as discussed above, partially offset by a decrease of $10,226 thousand related to the NBA as a result of the decrease in revenue, as discussed above, as well as a decrease in tax compliance expense of $2,780 thousand compared to the prior year.

Selling, general and administrative expenses, excluding stock-based compensation (“SG&A”). SG&A includes personnel costs, marketing costs, software license fees, commissions paid to internal and external sales representatives, interchange fees incurred on credit card transactions, professional and advisory fees and office expenses including rent.

SG&A increased $3,814 thousand for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to increases at Quint of $1,180 thousand for personnel costs and $561 thousand for commissions expenses, as well as higher corporate expenses of $691 thousand related to the allocation of services from Liberty Media, and a $829 thousand increase in other expenses related to payroll taxes, insurance expense and professional services fees.

Stock-based compensation. Stock-based compensation increased $2,045 thousand for the three months ended March 31, 2026, as compared to the same period in the prior year, primarily due to expense from grants issued in the fourth quarter of 2025.

Depreciation and amortization. Depreciation and amortization remained relatively flat for the three months ended March 31, 2026, as compared to the same period in the prior year.

Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, it also discloses Adjusted OIBDA, which is a non-GAAP financial measure. Adjusted OIBDA is defined as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring, acquisition costs and impairment charges. Liberty Live’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate Liberty Live’s businesses and make decisions about allocating resources among Liberty Live’s businesses. Liberty Live believes this is an important indicator of the operational strength and performance of Liberty Live’s businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows Liberty Live to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Operating income (loss)	$(16,690)	(17,282)
Depreciation and amortization	6,517	6,524
Stock-based compensation	2,506	461
Adjusted OIBDA	$(7,667)	(10,297)

Adjusted OIBDA is summarized as follows:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Quint	$(2,652)	(6,710)
Corporate and other	(5,015)	(3,587)
Adjusted OIBDA	$(7,667)	(10,297)

Consolidated Adjusted OIBDA loss decreased $2,630 thousand during the three months ended March 31, 2026, as compared to the same period in the prior year.

Quint Adjusted OIBDA loss decreased $4,058 thousand during the three months ended March 31, 2026, as compared to the same period in the prior year. Adjusted OIBDA was impacted by the above discussed fluctuations in revenue and expenses.

Corporate and Other Adjusted OIBDA loss increased $1,428 thousand during the three months ended March 31, 2026, as compared to the same period in the prior year.  The increases in losses were impacted by the above discussed fluctuations in SG&A expenses.

Interest Expense. Interest expense remained relatively flat during the three months ended March 31, 2026, as compared to the same period in the prior year.

Dividend and interest income. Dividend and interest income remained relatively flat during the three months ended March 31, 2026, as compared to the same period in the prior year.

Share of earnings (loss) of affiliates, net. The Company’s share of losses of affiliates, net increased $125,777 thousand during the three months ended March 31, 2026, as compared to the same period in the prior year. Share of earnings (losses) from affiliates, net is primarily attributable to the Company’s ownership interest in Live Nation. Upon the Company’s initial investment in Live Nation, the Company allocated the excess basis, between the book basis of Live Nation and fair value of the shares acquired and ascribed remaining useful lives to amortizable intangible assets and deferred taxes. As of March 31, 2026, amortizable intangible assets had a remaining weighted average useful life of 6.0 years. Amortization related to intangible assets with identifiable useful lives is included in the Company’s share of earnings (loss) of affiliates, net line item in the accompanying condensed consolidated statements of operations and aggregated $6,103 thousand and $4,289 thousand, net of related taxes, for the three months ended March 31, 2026 and 2025, respectively. The increase in amortization was due to our share of Live Nation’s equity activity that increased our excess basis as well as a cumulative change in the applicable tax rate, partially offset by the full amortization of certain historical excess cost amounts.

The following is a discussion of Live Nation’s results of operations. Live Nation is a separate publicly traded company and additional information about Live Nation can be obtained through its website and public filings. In order to provide a better understanding of Live Nation’s operations, we have included a summarized presentation of Live Nation’s results from operations.

	Three months ended
	March 31,
	2026	2025

	amounts in millions
Revenue	$3,793	3,382
Operating expenses:
Direct operating expenses	(2,479)	(2,255)
Selling, general and administrative expenses	(962)	(779)
Depreciation and amortization	(169)	(149)
Corporate and other expenses	(554)	(84)
Operating income (loss)	(371)	115
Interest expense	(91)	(80)
Interest income	40	34
Other income (expense), net	10	(3)
Earnings (loss) before income taxes	(412)	66
Income tax (expense) benefit	32	(20)
Net earnings (loss)	(380)	46
Less net earnings (loss) attributable to noncontrolling interests	9	23
Net earnings (loss) attributable to Live Nation stockholders	$(389)	23

Revenue. Live Nation’s revenue increased $411 million during the three months ended March 31, 2026, as compared to the same period in the prior year. The increase for the three months ended March 31, 2026 was driven by increased revenue in the Concerts segment of $292 million, Ticketing segment of $70 million and Sponsorship & Advertising segment of $43 million. Concerts revenue increased primarily due to more arena shows and fans. Concerts had incremental revenue of $189 million during the three months ended March 31, 2026 from acquisitions and newly opened venues. Ticketing revenue increased primarily due to higher primary ticket sales driven by more concerts activity in North America and sports activity in international markets. Sponsorship & Advertising revenue increased primarily due to increased festival sponsorships in international markets as well as venue sponsorship deals across multiple markets.

Operating Income. Operating income decreased $486 million during the three months ended March 31, 2026, as compared to the same period of the prior year. The decrease for the three months ended March 31, 2026 was primarily driven by the $450 million accrued expense associated with the litigation (as discussed in note 8 to the accompanying condensed consolidated financial statements), increased operating losses in the Concerts segment of $30 million, and decreased operating income in the Ticketing segment of $7 million. The increased operating losses in the Concerts segment were primarily due to higher direct operating expenses to support more arena shows and fan growth at events, higher compensation expense due to additional headcount, and higher depreciation and amortization expense related to the ongoing venue build and upgrade program.  The decreased operating income in the Ticketing segment was due to higher credit card fees from greater ticket sales and higher salary expense. These decreases were partially offset by increased operating income in the Sponsorship & Advertising segment of $26 million, primarily related to the increase in revenue as discussed above.

Income Taxes. For the three months ended March 31, 2026, Live Nation had tax benefit of $32 million on losses before income taxes of $412 million compared to tax expense of $20 million on earnings before income taxes of $66 million for the three months ended March 31, 2025. The net decrease in income tax expense of $52 million was primarily due to pretax losses in 2026 compared to pretax earnings in the prior year.

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended
	March 31,
	2026	2025

	amounts in thousands
Equity securities	$1,941	(6,749)
Financial instrument liabilities	(46,011)	—
Debt	(185,562)	(10,350)
	$(229,632)	(17,099)

The changes in these accounts are primarily due to changes in market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see note 6 to the accompanying condensed consolidated financial statements for additional discussion related to debt). Realized and unrealized losses increased $212,533 thousand for the three months ended March 31, 2026, compared to the corresponding period in the prior year. The increase was primarily due to increases in unrealized losses on the 2.375% Exchangeable Senior Debentures due 2053 (“2.375% Exchangeables”), primarily attributable to an increase in the market value of Live Nation’s common stock,  as well as an increase in unrealized losses related to a derivative instrument entered into during the second quarter of 2025 (“2025 Forward Contracts”) (see note 6 to the accompanying condensed consolidated financial statements).

Other income (expense), net. Other income (expense), net remained relatively flat during the three months ended March 31, 2026, as compared to the same period in the prior year.

Income taxes. Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three months ended March 31, 2026 and 2025 are summarized below:

	Three months ended
	March 31,
	2026	2025
Earnings (loss) before income taxes	$(375,609)	(37,187)
Income tax (expense) benefit	$81,471	7,711
Effective income tax rate	22%	21%

During the three months ended March 31, 2026, income tax benefit was greater than the U.S. statutory rate of 21%, primarily due to the effect of state income taxes and stock based compensation, partially offset by certain non-deductible expenses. During the three months ended March 31, 2025, income tax benefit was substantially similar to the U.S. statutory rate of 21%.

Net earnings (loss). The Company had net losses of $294,138 thousand and $29,476 thousand for the three months ended March 31, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the fluctuations in Liberty Live’s revenue, expenses and other gains and losses, as described above.

Liquidity and Capital Resources

As of March 31, 2026, the Company’s liquidity position included the following:

Cash and cash
equivalents
amounts in thousands
Quint	$98,779
Corporate and other	425,652
Total Liberty Live	$524,431

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

As of March 31, 2026, the Company had $400 million available under the Live Nation Margin Loan.

The Company is in compliance with all financial debt covenants as of March 31, 2026.

	Three months ended
	March 31,
	2026	2025

Cash Flow Information	amounts in thousands
Net cash provided (used) by operating activities	$(8,618)	(16,458)
Net cash provided (used) by investing activities	$255	(598)
Net cash provided (used) by financing activities	$(12,779)	(1,969)

During the three months ended March 31, 2026, the Company’s primary uses of cash were $8,264 thousand for bank fees related to the exchanges of the 2.375% Exchangeables and $4,514 thousand of withholding taxes on net settlements of stock-based compensation.

The Company’s projected uses of cash for the remainder of the year, outside of normal operating expenses (inclusive of tax payments), are interest payments of approximately $21,984 thousand and fees to Liberty Media for providing certain services pursuant to the Ancillary Agreements. The Company expects to fund its projected uses of cash with cash on hand, cash provided by operations, and debt borrowings under the Live Nation Margin Loan. Liberty Live believes that the available sources of liquidity are sufficient to cover its projected future uses of cash.

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

As of March 31, 2026, Liberty Live had $1,150,000 thousand principal amount of fixed rate debt with a weighted average interest rate of 2.375%, and no outstanding variable rate debt.

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

Additionally, our stock in Live Nation, is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements, and had the market price of such security been 10% lower at March 31, 2026, the aggregate value of such security would have been $1,062,156 thousand lower.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Our Annual Report on Form 10-K for the year ended December 31, 2025 includes “Legal Proceedings” under Item 3 of Part I. There have been no material changes to the legal proceedings described in our Form 10-K, other than disclosed in note 8 to the accompanying condensed consolidated financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

II-1

Item 6. Exhibits

(a)	Exhibits

Listed below are the exhibits which are filed as a part of this Report (according to the number assigned to them in Item 601 of Regulation S-K):

Exhibit No.	Description
10.1

Indenture, dated as of March 20, 2026, between the Registrant, as Issuer, and U.S. Bank Trust Company, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on March 23, 2026 (File No. 001-43015).

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

II-2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, duly authorized.

LIBERTY LIVE HOLDINGS, INC.

Date: May 7, 2026	By:	/s/ Chad R. Hollingsworth
Chad R. Hollingsworth
President and Chief Executive Officer

Date: May 7, 2026	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-3