Form 10-Q
period 2026-06-30
Liberty Live Holdings, Inc.
filed 2026-08-06
CIK 2078416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of outstanding shares of Liberty Live Holdings Inc.’s common stock as of July 31, 2026 was:

	Series A	Series B	Series C
Liberty Live Group common stock	25,573,685	2,530,951	63,900,740

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2026	2025

Assets	amounts in thousands
Current assets:
Cash and cash equivalents	$523,349	545,494
Trade and other receivables, net of allowance for credit losses of $1,057 and $1,056, respectively	36,257	30,372
Prepaid assets	63,567	44,163
Related party assets	12,353	—
Other current assets	16,989	9,435
Total current assets	652,515	629,464

Investments in equity securities	163,794	162,066
Investments in affiliates, accounted for using the equity method (note 4)	569,528	624,278
Goodwill (note 5)	127,575	127,367
Intangible assets subject to amortization, net (note 5)	110,035	118,605
Deferred tax assets	344,376	183,944
Tax sharing asset with Liberty Media	37,570	35,845
Other assets, at cost, net of accumulated amortization	7,128	7,324
Total assets	2,012,521	1,888,893
Liabilities and Equity
Current liabilities:
Accounts payable	12,545	11,521
Accrued liabilities	45,438	36,436
Deferred revenue	192,083	154,997
Related party liabilities	—	2,722
Current portion of long-term debt, measured at fair value (note 6)	2,126,021	1,666,546
Financial instrument liabilities (notes 3 and 6)	213,916	20,265
Other current liabilities	5,082	4,234
Total current liabilities	2,595,085	1,896,721
Other liabilities	21,147	19,307
Total liabilities	2,616,232	1,916,028
Equity:
Series A Liberty Live Group common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,573,685 at June 30, 2026 and December 31, 2025	256	256
Series B Liberty Live Group common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,530,951 at June 30, 2026 and December 31, 2025	25	25
Series C Liberty Live Group common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,900,740 and 63,826,864 at June 30, 2026 and December 31, 2025, respectively	639	638
Additional paid-in capital	401,066	403,647
Retained earnings (deficit)	(999,887)	(437,086)
Accumulated other comprehensive earnings (loss), net of taxes	(27,756)	(16,561)
Total stockholders' equity (deficit)	(625,657)	(49,081)
Noncontrolling interests in equity of subsidiaries	21,946	21,946
Total equity (deficit)	(603,711)	(27,135)
Commitments and contingencies (note 8)
Total liabilities and equity	$2,012,521	1,888,893

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands,
	except per share amounts
Revenue, net	$146,999	138,350	210,145	185,207
Related party revenue, net	60	253	534	455
Total revenue, net	147,059	138,603	210,679	185,662
Operating costs and expenses:
Cost of revenue	97,391	87,191	139,010	126,625
Related party cost of revenue	19,407	23,222	29,454	25,337
Selling, general and administrative expenses, including stock-based compensation	24,723	24,308	46,850	40,576
Depreciation and amortization	6,482	6,533	12,999	13,057
	148,003	141,254	228,313	205,595
Operating income (loss)	(944)	(2,651)	(17,634)	(19,933)
Other income (expense):
Interest expense	(7,466)	(7,425)	(15,027)	(14,759)
Dividend and interest income	5,292	4,387	9,919	8,484
Share of earnings (loss) of affiliates, net (note 4)	82,529	71,445	(41,797)	72,896
Realized and unrealized gains (losses), net (note 3)	(423,647)	(288,725)	(653,279)	(305,824)
Other, net	1,452	233	(575)	(787)
	(341,840)	(220,085)	(700,759)	(239,990)
Earnings (loss) before income taxes	(342,784)	(222,736)	(718,393)	(259,923)
Income tax (expense) benefit	74,121	42,413	155,592	50,124
Net earnings (loss)	(268,663)	(180,323)	(562,801)	(209,799)
Less net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Liberty Live Group	$(268,663)	(180,323)	(562,801)	(209,799)

Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$(2.92)	(1.96)	(6.12)	(2.28)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$(2.92)	(1.96)	(6.12)	(2.28)

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Net earnings (loss)	$(268,663)	(180,323)	(562,801)	(209,799)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	74	1,926	(40)	2,606
Credit risk on fair value debt instruments gains (losses)	(24,658)	9,108	(12,948)	(2,826)
Share of other comprehensive earnings (loss) of equity affiliates	(13,266)	30,156	(6,374)	42,920
Recognition of previously unrealized (gains) losses on debt, net	—	—	8,167	—
Other comprehensive earnings (loss)	(37,850)	41,190	(11,195)	42,700
Comprehensive earnings (loss)	(306,513)	(139,133)	(573,996)	(167,099)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	—	—	—
Comprehensive earnings (loss) attributable to Liberty Live	$(306,513)	(139,133)	(573,996)	(167,099)

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30,
	2026	2025

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(562,801)	(209,799)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	12,999	13,057
Stock-based compensation	4,951	1,943
Share of (earnings) losses of affiliate, net	41,797	(72,896)
Realized and unrealized (gains) losses on financial instruments, net	653,279	305,824
Deferred income tax expense (benefit)	(156,314)	(50,813)
Minimum guaranteed rightsholder relationships expense	4,496	4,940
Other noncash charges (credits), net	(718)	1,132
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(5,885)	(15,477)
Decrease (increase) in prepaid expenses	(19,404)	(5,919)
Decrease (increase) in related party balances	(15,075)	(10,013)
Decrease (increase) in other assets	(7,239)	(6,501)
(Decrease) increase in trade accounts payable and accrued liabilities	10,129	8,399
(Decrease) increase in deferred revenue	36,688	7,227
(Decrease) increase in other liabilities	(1,613)	2,061
Net cash provided (used) by operating activities	(4,710)	(26,835)
Cash flows from investing activities:
Investments in equity securities	—	(3,331)
Other investing activities, net	155	(194)
Net cash provided (used) by investing activities	155	(3,525)
Cash flows from financing activities:
Bank fees on debt transactions	(8,264)	—
Withholding taxes on net settlements of stock-based compensation	(4,539)	—
Former Parent contribution (distribution)	—	2,136
Minimum guaranteed payments on rightsholder relationships	(4,908)	(4,162)
Other financing activities, net	478	173
Net cash provided (used) by financing activities	(17,233)	(1,853)
Effect of foreign currency exchange rates on cash, cash equivalents and restricted cash	(357)	1,155
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,145)	(31,058)
Cash, cash equivalents and restricted cash at beginning of period	545,494	409,506
Cash, cash equivalents and restricted cash at end of period	$523,349	378,448

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated
					other		Noncontrolling
	Liberty Live Group			Additional	comprehensive	Retained	interest in	Total
	Common Stock			paid-in	earnings (loss),	Earnings	equity of	equity
	Series A	Series B	Series C	capital	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at January 1, 2026	$256	25	638	403,647	(16,561)	(437,086)	21,946	(27,135)
Net earnings (loss)	—	—	—	—	—	(562,801)	—	(562,801)
Other comprehensive earnings (loss)	—	—	—	—	(11,195)	—	—	(11,195)
Withholding taxes on net settlements of stock-based compensation	—	—	—	(4,539)	—	—	—	(4,539)
Stock-based compensation	—	—	—	4,951	—	—	—	4,951
Other	—	—	1	(2,993)	—	—	—	(2,992)
Balance at June 30, 2026	$256	25	639	401,066	(27,756)	(999,887)	21,946	(603,711)

					Accumulated
					other		Noncontrolling
	Liberty Live Group			Additional	comprehensive	Retained	interest in	Total
	Common Stock			paid-in	earnings (loss),	Earnings	equity of	equity
	Series A	Series B	Series C	capital	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at March 31, 2026	$256	25	639	402,530	10,094	(731,224)	21,946	(295,734)
Net earnings (loss)	—	—	—	—	—	(268,663)	—	(268,663)
Other comprehensive earnings (loss)	—	—	—	—	(37,850)	—	—	(37,850)
Parent contribution (distribution)	—	—	—	(25)	—	—	—	(25)
Stock-based compensation	—	—	—	2,445	—	—	—	2,445
Share of Live Nation change in accounting policies	—	—	—	(3,884)	—	—	—	(3,884)
Balance at June 30, 2026	$256	25	639	401,066	(27,756)	(999,887)	21,946	(603,711)

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Total Former Parent's Investment
		Accumulated
		other		Noncontrolling
	Former	comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at January 1, 2025	$256,874	(86,139)	(369,970)	22,113	(177,122)
Net earnings (loss)	—	—	(209,799)	—	(209,799)
Other comprehensive earnings (loss)	—	42,700	—	—	42,700
Former Parent contribution (distribution)	2,136	—	—	—	2,136
Stock-based compensation	1,943	—	—	—	1,943
Share of Live Nation change in accounting policies	—	—	2,092	—	2,092
Other	(691)	—	—	—	(691)
Balance at June 30, 2025	$260,262	(43,439)	(577,677)	22,113	(338,741)

	Total Parent's Investment
		Accumulated
		other		Noncontrolling
		comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at March 31, 2025	$255,392	(84,629)	(397,354)	22,113	(204,478)
Net earnings (loss)	—	—	(180,323)	—	(180,323)
Other comprehensive earnings (loss)	—	41,190	—	—	41,190
Former Parent contribution (distribution)	3,146	—	—	—	3,146
Stock-based compensation	1,943	—	—	—	1,943
Other	(219)	—	—	—	(219)
Balance at June 30, 2025	$260,262	(43,439)	(577,677)	22,113	(338,741)

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Liberty Live considers (i) application of the equity method of accounting for investments in affiliates (ii) fair value of non-financial instruments, and (iii) accounting for income taxes to be its most significant estimates.

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

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Split-Off of Liberty Live from Liberty Media

Following the Split-Off, Liberty Media and Liberty Live operate as separate, publicly traded companies, and neither has any continuing stock ownership, beneficial or otherwise, in the other. In connection with the Split-Off, Liberty Media and Liberty Live entered into certain agreements in order to govern certain of the ongoing relationships between the two companies after the Split-Off and to provide for an orderly transition. These agreements include a services agreement, an aircraft time sharing agreement, and a facilities sharing agreement, in addition to a reorganization agreement and a tax sharing agreement.

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

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group, and are currently allocated to Liberty Live each reporting period based on an estimate of time spent. Under these various agreements $2.5 million and $3.2 million was reimbursable to Liberty Media during the three months ended June 30, 2026 and 2025, respectively, and $5.8 million and $6.6 million was reimbursable to Liberty Media during the six months ended June 30, 2026 and 2025, respectively.

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Live shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three and six months ended June 30, 2026 are 598 thousand and 627 thousand potential common shares, respectively, because their inclusion would have been antidilutive.

The Company issued 91.9 million common shares, which is the aggregate number of shares of Series A, Series B and Series C Liberty Live Group common stock issued in connection with the Split-Off on December 15, 2025. The number of shares issued upon completion of the Split-Off was used to determine both basic and diluted earnings (loss) per share for the three and six months ended June 30, 2025, as no Company equity awards were outstanding prior to the completion of the Split-Off.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended	Six months ended
	June 30,	June 30
	2026	2026

	number of shares in thousands
Basic WASO	92,005	91,979
Potentially dilutive shares (1)	599	571
Diluted WASO	92,604	92,550

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	June 30, 2026			December 31, 2025
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in thousands
Cash equivalents	$482,433	482,433	—	507,389	507,389	—
Financial instrument liabilities	$213,916	—	213,916	20,265	—	20,265
Debt	$2,126,021	—	2,126,021	1,666,546	—	1,666,546

The fair value of debt and financial instrument liabilities, which includes forward contracts, is based on quoted market prices but is not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and financial instrument liabilities are reported in the foregoing table as Level 2 fair value. As of June 30, 2026, financial instrument liabilities are comprised of the 2025 Forward Contracts, as defined in note 6. The fair value of the 2025 Forward Contracts was derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Equity securities	$80	(194)	2,021	(6,943)
Financial instrument liabilities	(147,640)	(89,914)	(193,651)	(89,914)
Debt	(276,087)	(198,617)	(461,649)	(208,967)
	$(423,647)	(288,725)	(653,279)	(305,824)

The Company uses the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. For such securities the downward adjustments for the three months ended June 30, 2026 and 2025 were not material, and downward adjustments for the six months ended June 30, 2026 and 2025 were not material and $6,943 thousand, respectively, and the cumulative downward adjustments as of June 30, 2026 were $22,073 thousand. The upward adjustments for the three months ended June 30, 2026 and 2025 were not material and zero, respectively, and upward adjustments for the six months ended June 30, 2026 and 2025 were $2,074 thousand and not material, respectively, and the cumulative upward adjustments as of June 30, 2026 were $129,187 thousand. There were no impairments for the three and six months ended June 30, 2026 and 2025, and cumulative impairments as of June 30, 2026 were $14,707 thousand.

The Company elected to account for its exchangeable senior debentures (as described in note 6) using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the risk-free rate and in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a loss of $31,411 thousand and a gain of $11,603 thousand for the three months ended June 30, 2026 and 2025, respectively, and a loss of $16,494 thousand and a loss of $3,600 thousand for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, the Company recognized $10,404 thousand of previously unrecognized losses related to the retirement of a portion of the Old 2.375% Exchangeable Debentures due 2053 (as defined in note 6).  The cumulative change since issuance was a loss of $3,951 thousand as of June 30, 2026, net of the recognition of previously unrecognized gains and losses.

(4) Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	June 30, 2026		December 31, 2025
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
Live Nation	30%	$551,718	604,654
Other	various	17,810	19,624
Total		$569,528	624,278

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Live Nation	$82,313	68,187	(40,250)	70,871
Other	216	3,258	(1,547)	2,025
Total	$82,529	71,445	(41,797)	72,896

Live Nation

Live Nation believes it is the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. As of June 30, 2026, the market value of Liberty Live’s ownership in Live Nation was approximately $12.8 billion.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows:

	June 30,	December 31,
	2026	2025

	amounts in thousands
Amortizable assets	$136,659	149,542
Nonamortizable assets	435,050	420,281
Deferred taxes and other liabilities	(44,606)	(46,422)
	$527,103	523,401

Amortizable intangible assets have a weighted average remaining useful life of approximately 5.8 years. The increase in excess basis for the six months ended June 30, 2026 was primarily due to the Company’s share of certain of Live Nation’s equity activity partially offset by amortization on the value ascribed to amortizable intangibles. The Company’s share of earnings (losses) line item in the accompanying condensed consolidated statements of operations includes expenses of $5,717 thousand and $4,902 thousand, net of related taxes, for the three months ended June 30, 2026 and 2025, respectively, and $11,820 thousand and $9,191 thousand of losses, net of related taxes, for the six months ended June 30, 2026 and 2025, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025

	amounts in millions
Current assets	$14,956	10,974
Property, plant and equipment, net	3,964	3,416
Intangible assets	1,575	1,447
Goodwill	3,064	2,889
Other assets	4,622	4,187
Total assets	$28,181	22,913

Current liabilities	$17,563	11,029
Long-term debt, net	6,233	7,612
Other liabilities	2,565	2,454
Redeemable noncontrolling interests	1,064	924
Equity	756	894
Total liabilities and equity	$28,181	22,913

Consolidated Statements of Operations

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Revenue	$7,667	7,007	11,460	10,389
Operating expenses:
Direct operating expenses	(5,724)	(5,211)	(8,203)	(7,466)
Selling, general and administrative expenses	(1,135)	(1,003)	(2,097)	(1,782)
Depreciation and amortization	(189)	(159)	(358)	(308)
Other operating expenses	(97)	(147)	(651)	(232)
Operating income (loss)	522	487	151	601
Interest expense	(97)	(72)	(188)	(152)
Interest income	43	38	82	72
Other income (expense), net	51	(33)	61	(35)
Earnings (loss) before income taxes	519	420	106	486
Income tax (expense) benefit	(116)	(117)	(83)	(137)
Net earnings (loss)	403	303	23	349
Less net earnings (loss) attributable to noncontrolling interests	109	60	118	82
Net earnings (loss) attributable to Live Nation stockholders	$294	243	(95)	267

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(5) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill related to Quint are as follows (amounts in thousands):

Balance at January 1, 2026	$127,367
Foreign currency translation adjustments	208
Balance at June 30, 2026	$127,575

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	June 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in thousands
Rightsholder relationships	$175,780	(66,064)	109,716	170,081	(51,787)	118,294
Capitalized software	2,701	(2,382)	319	2,645	(2,334)	311
Total	$178,481	(68,446)	110,035	172,726	(54,121)	118,605

Rightsholder relationships are amortized over 3 to 13 years. Capitalized software is amortized over 3 years. Amortization expense was $6,388 thousand and $6,415 thousand for the three months ended June 30, 2026 and 2025, respectively, and $12,775 thousand and $12,820 thousand for the six months ended June 30, 2026 and 2025, respectively.

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	June 30,	June 30,	December 31,
	2026	2026	2025

	amounts in thousands
Old 2.375% Exchangeable Debentures due 2053	$33,685	61,050	1,666,546
New 2.375% Exchangeable Debentures due 2053	1,116,315	2,064,971	—
Live Nation Margin Loan	—	—	—
Total debt	$1,150,000	2,126,021	1,666,546
Debt classified as current		(2,126,021)	(1,666,546)
Total long-term debt		$—	—

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

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

On March 20, 2026, the Company closed privately negotiated exchanges with certain holders of the Old Debentures, for its newly issued 2.375% Exchangeable Senior Debentures due 2053 (the “New Debentures” and, together with the Old Debentures, the “Debentures”) (the “Settlement”). In connection with the Settlement, approximately $1,116 million aggregate principal amount of New Debentures were issued in exchange for approximately $1,116 million aggregate principal amount of Old Debentures in a non-cash transaction, resulting in the subsequent cancellation of such Old Debentures. As of June 30, 2026, approximately $34 million aggregate principal amount of Old Debentures remain outstanding.

In connection with the issuance of the New Debentures, on March 20, 2026, the Company entered into an indenture (the “Indenture”) with U.S. Bank Trust Company, National Association, as trustee. The New Debentures bear interest at a rate of 2.375% per annum and will mature on September 30, 2053. Interest on the New Debentures will accrue from December 31, 2025, and will be payable quarterly, on March 31, June 30, September 30 and December 31 of each year, commencing on March 31, 2026. The New Debentures are unsecured senior obligations of the Company. Subject to certain terms and conditions, upon an exchange of New Debentures, the Company will deliver cash having a value equal to the value of the shares of LYV attributable to such New Debentures. Initially, 9.5320 shares of LYV common stock are attributable to each $1,000 original principal amount of New Debentures, representing an initial exchange price of approximately $104.91 for each share of Live Nation common stock. A total of approximately 10.6 million shares of Live Nation common stock are initially attributable to the New Debentures. The New Debentures may be redeemed by the Company, in whole or in part, on or after September 30, 2032. Holders of the New Debentures also have the right to require the Company to purchase their New Debentures on September 30, 2032. The redemption and purchase price will generally equal 100% of the adjusted principal amount of the New Debentures plus accrued and unpaid interest to the redemption date, plus any final period distribution.

The Company has elected to account for the Debentures using the fair value option. See note 3 for information related to unrealized gains (losses) on debt measured at fair value.

In May 2025, LN Holdings 1, LLC (“LNSPV”), an indirect wholly owned special purpose subsidiary of the Company, entered into certain agreements (the “2025 Forward Contracts”), which obligate LNSPV to deliver up to an aggregate of approximately 10.5 million shares of LYV based on the share prices for LYV over a specified period ending in the first quarter of 2027. Alternatively, LNSPV may choose to deliver cash. As of June 30, 2026, approximately 10.5 million of the Company’s LYV shares with a value of $1,921 million were pledged as collateral to the 2025 Forward Contracts. The 2025 Forward Contracts allow LNSPV to elect to receive prepayment amounts up to the present value at such time or times of approximately $1.15 billion, in the aggregate.

As of June 30, 2026, the holders of the Debentures have the ability to exchange their Debentures for the period from July 1, 2026 to September 30, 2026, given that the trading value of the reference shares exceeded 130% of the par value for at least twenty of the last thirty trading days in the second quarter of 2026. Given the holders’ ability to exchange the Debentures within a one-year period from the balance sheet date and the Company’s requirement to settle any exchange in cash, the Debentures have been classified as current within the condensed consolidated balance sheet as of June 30, 2026.

Live Nation Margin Loan

The Live Nation Margin Loan agreement is a $400 million revolving line of credit. On September 12, 2025, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 8, 2028 and change the interest rate to the Adjusted Term Secured Overnight Financing Rate plus 1.875%.  The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of June 30, 2026, availability under the Live Nation Margin Loan was $400 million. As of June 30, 2026,

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

approximately 9.0 million of the Company’s LYV shares with a value of $1,643 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan, the carrying amount approximates fair value as of June 30, 2026.

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

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $2,445 thousand and $1,482 thousand of stock-based compensation during the three months ended June 30, 2026 and 2025, respectively, and $4,951 thousand and $1,943 thousand of stock-based compensation during the six months ended June 30, 2026 and 2025, respectively.

Grants of Awards

Liberty Live did not grant any options to purchase shares of Series A Liberty Live Group common stock (“LLYVA”), Series B Liberty Live Group common stock (“LLYVB”) or Series C Liberty Live Group common stock (“LLYVK”) during the six months ended June 30, 2026.

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

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Live Group common stock granted to directors and employees, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Series C
			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(thousands)	WAEP	life		(in thousands)
Options outstanding at January 1, 2026	1,248	$46.45
Granted	—	$—
Exercised	(150)	$41.76
Forfeited/Cancelled	—	$—
Options outstanding at June 30, 2026	1,098	$47.09	2.4	years	$64,248
Options exercisable at June 30, 2026	955	$43.22	1.8	years	$59,591

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the number and weighted average GDFV of RSUs granted to directors, employees and employees of subsidiaries of the Company.

	Series C
	RSUs (thousands)	Weighted Average GDFV
Outstanding at January 1, 2026	279	$79.53
Granted	3	$94.99
Vested	(29)	$76.42
Forfeited/Cancelled	—	$—
Outstanding at June 30, 2026	253	$80.08

As of June 30, 2026, 100 thousand LLYVA options remained outstanding at an exercise price of $78.57, a remaining contractual life of 6.4 years and an intrinsic value of approximately $2.3 million. None of these options were exercisable as of June 30, 2026.

As of June 30, 2026, there were no outstanding options to purchase shares of LLYVB.

As of June 30, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $21.6 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.5 years.

As of June 30, 2026, 1.2 million shares of LLYVA and LLYVK were reserved by Liberty Live for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all LLYVK options exercised during the six months ended June 30, 2026 and 2025 was $8.5 million and $1.8 million, respectively.

Restricted Stock and Restricted Stock Units

The aggregate fair value of all RSUs of Liberty Live Group common stock that vested during the six months ended June 30, 2026 and 2025 was $2.8 million and $1.0 million, respectively.

(8) Commitments and Contingencies

Quint operates in many different jurisdictions globally that require revenue generating entities to comply with regulations including value-added tax and sales and use tax. In 2023, Quint identified exposure as it relates to certain jurisdictions whereby either Quint was not properly registered, or the historical compliance returns filed with the different jurisdictions were incomplete or inaccurate. Quint has recognized a total estimated liability for a probable loss of approximately $23,238 thousand as of June 30, 2026, $9,990 thousand of which is recorded in accrued liabilities, and $13,248 thousand is recorded in other long-term liabilities in the condensed consolidated balance sheets. Of the total $23,238 thousand liability, $19,893 thousand was recorded prior to the Company’s acquisition of Quint, and $149 thousand and $1,185 thousand was recognized as an expense during the three months ended June 30, 2026 and 2025, respectively, and $352 thousand and $4,561 thousand was recognized as an expense during the six months ended June 30, 2026 and 2025, respectively, within cost of revenue in the condensed consolidated statements of operations. As Quint continues to work to become compliant within these jurisdictions, additional exposure of taxes, interest and penalties is reasonably possible but Quint is currently unable to assess the ultimate outcome and is unable to reasonably estimate any range of additional loss in excess of the estimated liability it has currently recognized.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Early in the trial, Live Nation entered into a binding term sheet with the United States settling the lawsuit (“the Settlement”). The terms of the Settlement, which were made public on March 9, 2026, provide for injunctive and structural relief addressing all of the United States’ claims, and initially provided for a $280 million settlement fund to address damages and civil penalty claims by plaintiff states. In the ensuing weeks, six additional states (“the Settling States”) also settled their claims for the same injunctive relief and their shares of the settlement fund totaling approximately $18.6 million. The Settlement was subsequently formalized in a Proposed Final Judgement filed with the district court on June 12, 2026. Under the Tunney Act, the district court judge presiding over the matter must approve the settlement before it takes final effect, following a process prescribed by statute.

The remaining states and District of Columbia (“the Litigating States”) proceeded to trial. On April 15, 2026, the jury returned a verdict for the Litigating States on all claims that remained, including an award of damages measured on a per-ticket-sold basis, but without calculating the number of tickets to which the damages would be applied.

After the verdict, the Court ordered the parties to meet and confer to propose a schedule for subsequent phases of the litigation, including post-trial motions and a “remedies” phase in which the Litigating States will propose and the Court will assess equitable remedies the plaintiffs have sought, including among others those enumerated above, as well as civil penalties under certain state laws. Live Nation believes the jury verdict and damages award are legally infirm in a number of respects, many of which it has already raised in a pre-verdict motion for judgment as a matter of law. Live Nation raised those issues and others in post-trial motions at the district court which were scheduled for argument on July 31, 2026. As needed and in due course, Live Nation intends to file an appeal to the U.S. Court of Appeals for the Second Circuit.

As a result of the damages verdict, Live Nation recognized $450 million for the six months ended June 30, 2026, within selling, general and administrative expenses which represents its best estimate of the ultimate loss associated with the Settling States and the jury’s damages award. There can be no assurance that the Court will approve the Settlement with the United States and the Settling States or that Live Nation will be successful in challenging the verdict reached by the jury on the remaining claims brought by the Litigating States or otherwise settling those remaining claims. Accordingly, the continued defense and ultimate resolution of this matter could involve significant monetary costs or penalties and involve potential remedies or compliance requirements imposed by the Court which could adversely affect Live Nation’s ability to operate its business or have a materially adverse impact on Live Nation’s financial results.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Two other putative class actions were filed in the Southern District of New York in August and September 2024: In Re Live Nation Entertainment, Inc. and Ticketmaster L.L.C. Antitrust Litigation, and Jacobson v. Live Nation Entertainment, Inc., et al. In June 2026, the court granted Live Nation’s motion to compel arbitration in both matters and stayed both cases pending the conclusion of those proceedings. Live Nation believes it has substantial defenses to the claims alleged in these matters and will vigorously defend itself.

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

As of January 1, 2026, the Company had deferred revenue of $154,997 thousand, of which $127,147 thousand was recognized as revenue during the six months ended June 30, 2026. As of January 1, 2025, the Company had deferred revenue of $126,752 thousand, of which $96,659 thousand was recognized as revenue during the six months ended June 30, 2025. Changes in the deferred revenue balance for the Company were not materially impacted by other factors.

The Company anticipates recognizing revenue from the delivery of performance obligations that extend beyond one year of approximately $3,985 thousand in the remainder of 2026 and $4,831 thousand in 2027. All amounts in years thereafter are considered immaterial.

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

Performance Measures

	Three months ended
	June 30, 2026
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$147,059	—	147,059
Cost of revenue	(116,798)	—	(116,798)
Selling, general and administrative expenses (excluding stock-based compensation)	(18,767)	(3,511)	(22,278)
Adjusted OIBDA	$11,494	(3,511)	7,983

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Six months ended
	June 30, 2026
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$210,679	—	210,679
Cost of revenue	(168,464)	—	(168,464)
Selling, general and administrative expenses (excluding stock-based compensation)	(33,373)	(8,526)	(41,899)
Adjusted OIBDA	$8,842	(8,526)	316

	Three months ended
	June 30, 2025
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$138,603	—	138,603
Cost of revenue	(110,413)	—	(110,413)
Selling, general and administrative expenses (excluding stock-based compensation)	(16,896)	(5,930)	(22,826)
Adjusted OIBDA	$11,294	(5,930)	5,364

	Six months ended
	June 30, 2025
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$185,662	—	185,662
Cost of revenue	(151,962)	—	(151,962)
Selling, general and administrative expenses (excluding stock-based compensation)	(29,116)	(9,517)	(38,633)
Adjusted OIBDA	$4,584	(9,517)	(4,933)

Other Information

	June 30, 2026
		Investments
	Total	in
	assets	affiliates

	amounts in thousands
Quint	$483,769	—
Corporate and other	1,528,752	569,528
Consolidated Liberty Live	$2,012,521	569,528

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Consolidated segment Adjusted OIBDA	$7,983	5,364	316	(4,933)
Stock-based compensation	(2,445)	(1,482)	(4,951)	(1,943)
Depreciation and amortization	(6,482)	(6,533)	(12,999)	(13,057)
Operating income (loss)	(944)	(2,651)	(17,634)	(19,933)
Interest expense	(7,466)	(7,425)	(15,027)	(14,759)
Dividend and interest income	5,292	4,387	9,919	8,484
Share of earnings (loss) of affiliates, net	82,529	71,445	(41,797)	72,896
Realized and unrealized gains (losses), net	(423,647)	(288,725)	(653,279)	(305,824)
Other, net	1,452	233	(575)	(787)
Earnings (loss) before income taxes	$(342,784)	(222,736)	(718,393)	(259,923)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to our expectations regarding the business of our subsidiaries and equity affiliate, economic conditions, our projected sources and uses of cash, fluctuations in interest rates and stock prices, the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

●	historical financial information and pro forma financial information may not be representative of future results;

●	risks related to costs as a result of becoming an independent public company;
●	our inter-company agreements may not be the result of arms’ length negotiations;
●	we had no operating history as a separate company prior to the Split-Off;
●	risks related to our indemnity obligations to Liberty Media (as defined below);
●	we may not realize the potential benefits of the Split-Off (as defined below) in the near term or at all;

●	our overlapping directors and officers with Liberty Media, Liberty Broadband Corporation and Liberty Capital Corporation (formerly known as GCI Liberty, Inc.);
●	risks related to being a holding company;
●	risks related to the Investment Company Act of 1940, as amended;

●	our and our subsidiaries’ and equity affiliate’s ability to realize the benefits of acquisitions or other strategic investments;
●	the degradation, failure or misuse of our information systems;

●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of such subsidiaries to react to changes in the economy or their industry;

●	the success of Live Nation Entertainment, Inc. (“Live Nation”) and QuintEvents, LLC (“Quint”) and their popularity with customers;

●	the outcome of pending or future litigation;

●	the operational risks of our subsidiaries and business affiliates with international operations;

●	our subsidiaries’ and business affiliates’ ability to comply with government regulations, including, without limitation competition laws and adverse outcomes from regulatory proceedings;

●	the regulatory and competitive environment of the industries in which we operate;

●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

●	the ability of Live Nation and its ticketing clients to anticipate or respond to changes in consumer preferences;

●	changes in the nature of Live Nation’s relationships between key promoters, executives, agents, managers, artists and clients and the nature of Quint’s relationships with promoters, leagues and customers;

●	the ability of Live Nation to maintain or increase its current revenue in the face of intense competition in the live music and ticketing industries;

●	economic and other factors affecting entertainment, sporting and leisure events;

●	the ability of Live Nation to lease, acquire and develop live music venues;

●	the risk of personal injury or other claims in connection with Live Nation’s live music events and Quint’s sports and entertainment events;

●	the risk of poor weather adversely affecting attendance at Live Nation’s live music events and Quint’s sports and entertainment events;
●	the risk of data losses or other breaches of Live Nation and/or Quint’s network security;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by Live Nation and Quint;

●	the market price of our common stock may be volatile;

●	fluctuations in currencies against the United States (“U.S.”) dollar;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest; and
●	provisions of our amended and restated articles of incorporation and bylaws may discourage, delay or prevent a change in control of our Company.

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

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group, and are currently allocated to Liberty Live each reporting period based on an estimate of time spent. Under these various agreements $2.5 million and $3.2 million was reimbursable to Liberty Media during the three months ended June 30, 2026 and 2025, respectively, and $5.8 million and $6.6 million was reimbursable to Liberty Media during the six months ended June 30, 2026 and 2025, respectively.

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

In addition, recent hostilities involving the U.S., Israel and Iran and others have significantly disrupted the normal flow of oil, refined petroleum products and related commodities, resulting in higher commodity prices and associated economic volatility. The length and impact of these ongoing conflicts and geopolitical turmoil is highly unpredictable and could lead to further market disruptions, including significant volatility in commodity prices, currency exchange rates, credit and capital markets, supply chain interruptions, changes in consumer purchasing behavior and increased cyber-attacks against U.S. companies. Due to the conflict in Iran, Formula 1 announced that the 2026 Bahrain and Saudi Arabian Grands Prix would not take place in April 2026 as originally scheduled, and MotoGP postponed the 2026 Qatar Grand Prix to November 2026, which will have an adverse impact on Quint’s results of operations in 2026. Subsequent to June 30, 2026, Formula 1 announced that Malaysia will host the Bahrain Grand Prix in October.  If the conflict in the Middle East persists, additional calendar changes may be necessary.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Revenue	$147,059	138,603	210,679	185,662
Cost of revenue	116,798	110,413	168,464	151,962
Selling, general and administrative expenses (excluding stock-based compensation)	22,278	22,826	41,899	38,633
Stock-based compensation	2,445	1,482	4,951	1,943
Depreciation and amortization	6,482	6,533	12,999	13,057
Operating income (loss)	(944)	(2,651)	(17,634)	(19,933)

Interest expense	(7,466)	(7,425)	(15,027)	(14,759)
Dividend and interest income	5,292	4,387	9,919	8,484
Share of earnings (loss) of affiliates, net	82,529	71,445	(41,797)	72,896
Realized and unrealized gains (losses) on financial instruments, net	(423,647)	(288,725)	(653,279)	(305,824)
Other income (expense), net	1,452	233	(575)	(787)
	(341,840)	(220,085)	(700,759)	(239,990)
Net earnings (loss) before income taxes	(342,784)	(222,736)	(718,393)	(259,923)
Income tax (expense) benefit	74,121	42,413	155,592	50,124
Net earnings (loss)	$(268,663)	(180,323)	(562,801)	(209,799)

Revenue. The Company designs and develops ticket-inclusive experiential hospitality packages (including on or off-site experiences, transportation, and hotel accommodations) to major sporting and lifestyle events held globally. Revenue increased $8,456 thousand during the three months ended June 30, 2026, as compared to the same period in the prior year, primarily due to an increase related to MotoGP of $6,746 thousand due to the hospitality agreement announced during the current year with MotoGP and incremental hospitality and experiential package sales, as well as an increase of $5,623 thousand in other event revenue, primarily related to new events, including USGA events and World Cup transportation, and hospitality growth year over year at existing events. These increases were partially offset by a decrease of $3,816 thousand related to hotel room packages for events that occurred in 2025 but not in 2026.

Revenue increased $25,017 thousand during the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to an increase related to Formula 1 of $25,741 thousand due to year over year growth at the events executed despite three fewer events in 2026 compared to 2025, an increase related to MotoGP of $9,957 thousand due to the hospitality agreement announced during the current year with MotoGP and incremental hospitality and experiential package sales, and an increase of $5,411 thousand in other event revenue, primarily related to new events, including USGA events and World Cup transportation, and hospitality growth year over year at existing events. These increases were partially offset by a decrease related to the NBA of $12,021 thousand due to changes in venues and participating teams impacting demand, and a decrease of $3,998 thousand related to hotel room packages for events that occurred in 2025 but not in 2026.

Cost of revenue. Cost of revenue primarily includes the direct costs to execute and fulfill experiential packages including ticket, hospitality, hotel and transportation costs. Cost of revenue increased $6,385 thousand for the three months ended June 30, 2026, as compared to the same period in the prior year. The increase in cost of revenue was due to increases of $5,904 thousand related to MotoGP associated with the increased revenue as discussed above, and an increase of $3,810 thousand related to new events, as discussed above, partially offset by a decrease of $3,800 thousand related to hotel room packages for events that occurred in 2025 but not in 2026.

Cost of revenue increased $16,502 thousand for the six months ended June 30, 2026, as compared to the same period in the prior year. The increase in cost of revenue was due to increases of $19,405 thousand and $8,332 thousand related to Formula 1 and MotoGP, respectively, associated with the increased revenue as discussed above, and an increase of $3,532 thousand related to new events, as discussed above. These increases were partially offset by a decrease of $10,197 thousand related to the NBA as a result of the decrease in revenue, as discussed above, a decrease of $3,970 thousand related to hotel room packages, and a decrease of $1,695 thousand related to tax compliance expense.

Selling, general and administrative expenses, excluding stock-based compensation (“SG&A”). SG&A includes personnel costs, marketing costs, software license fees, commissions paid to internal and external sales representatives, interchange fees incurred on credit card transactions, professional and advisory fees and office expenses including rent.

SG&A remained relatively flat for the three months ended June 30, 2026.

SG&A increased $3,266 thousand for the six months ended June 30, 2026, as compared to the same period in the prior year, primarily due to increases at Quint of $3,021 thousand for personnel costs and $403 thousand for commissions expenses, as well as higher corporate expenses of $1,457 thousand related to the allocation of services from Liberty Media, payroll taxes and insurance expense. These increases were partially offset by a decrease of $2,571 thousand at the corporate level related to professional services fees.

Stock-based compensation. Stock-based compensation increased $963 thousand and $3,008 thousand for the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to expense from grants issued in the fourth quarter of 2025 combined with a prior period grant that completed its vesting cycle.

Depreciation and amortization. Depreciation and amortization remained relatively flat for the three and six months ended June 30, 2026, as compared to the same periods in the prior year.

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

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Operating income (loss)	$(944)	(2,651)	(17,634)	(19,933)
Depreciation and amortization	6,482	6,533	12,999	13,057
Stock-based compensation	2,445	1,482	4,951	1,943
Adjusted OIBDA	$7,983	5,364	316	(4,933)

Adjusted OIBDA is summarized as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Quint	$11,494	11,294	8,842	4,584
Corporate and other	(3,511)	(5,930)	(8,526)	(9,517)
Adjusted OIBDA	$7,983	5,364	316	(4,933)

Consolidated Adjusted OIBDA increased $2,619 thousand and $5,249 thousand during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year.

Quint Adjusted OIBDA increased $200 thousand and $4,258 thousand during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. Adjusted OIBDA was impacted by the above discussed fluctuations in revenue and expenses.

Corporate and Other Adjusted OIBDA loss decreased $2,419 thousand and $991 thousand during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year.  The decreases in losses were impacted by the above discussed fluctuations in SG&A expenses.

Interest Expense. Interest expense remained relatively flat during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year.

Dividend and interest income. Dividend and interest income increased $905 thousand and $1,435 thousand during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to higher invested cash balances due to cash transferred from Liberty Media in connection with the Split-Off.

Share of earnings (loss) of affiliates, net. The Company’s share of earnings of affiliates, net increased $11,084 thousand and decreased $114,693 thousand during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. Share of earnings (losses) from affiliates, net is primarily attributable to the Company’s ownership interest in Live Nation. Upon the Company’s initial investment in Live Nation, the Company allocated the excess basis, between the book basis of Live Nation and fair value of the shares acquired and ascribed remaining useful lives to amortizable intangible assets and deferred taxes. As of June 30, 2026, amortizable intangible assets had a remaining weighted average useful life of approximately 5.8 years. Amortization related to intangible assets with identifiable useful lives is included in the Company’s share of earnings (loss) of affiliates, net line item in the accompanying condensed consolidated statements of operations and aggregated $5,717 thousand and $4,902 thousand, net of related taxes, for the three months ended June 30, 2026 and 2025, respectively, and $11,820 thousand and $9,191 thousand, net of related taxes, for the six months ended June 30, 2026 and 2025, respectively. The increase in amortization was due to our share of Live Nation’s equity activity that increased our excess basis as well as a cumulative change in the applicable tax rate, partially offset by the full amortization of certain historical excess cost amounts.

The following is a discussion of Live Nation’s results of operations. Live Nation is a separate publicly traded company and additional information about Live Nation can be obtained through its website and public filings. In order to provide a better understanding of Live Nation’s operations, we have included a summarized presentation of Live Nation’s results from operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in millions
Revenue	$7,667	7,007	11,460	10,389
Operating expenses:
Direct operating expenses	(5,724)	(5,211)	(8,203)	(7,466)
Selling, general and administrative expenses	(1,135)	(1,003)	(2,097)	(1,782)
Depreciation and amortization	(189)	(159)	(358)	(308)
Corporate and other expenses	(97)	(147)	(651)	(232)
Operating income (loss)	522	487	151	601
Interest expense	(97)	(72)	(188)	(152)
Interest income	43	38	82	72
Other income (expense), net	51	(33)	61	(35)
Earnings (loss) before income taxes	519	420	106	486
Income tax (expense) benefit	(116)	(117)	(83)	(137)
Net earnings (loss)	403	303	23	349
Less net earnings (loss) attributable to noncontrolling interests	109	60	118	82
Net earnings (loss) attributable to Live Nation stockholders	$294	243	(95)	267

Revenue. Live Nation’s revenue increased $660 million and $1,071 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year. The increase for the three months ended June 30, 2026 was driven by increased revenue in the Concerts segment of $498 million, Ticketing segment of $110 million and Sponsorship & Advertising segment of $42 million. Concerts revenue increased primarily due to fan count growth from more shows driven by Live Nation’s International markets, particularly mainland Europe and South America, as well as revenue of $30 million from newly opened venues. Ticketing revenue increased primarily due to higher primary ticket sales driven by more concerts events in North America and international markets. Sponsorship & Advertising revenue increased primarily due to increased festival sponsorships as well as venue sponsorship deals across multiple markets in Europe and Latin America.

The increase for the six months ended June 30, 2026 was driven by increased revenue in the Concerts segment of $789 million, Ticketing segment of $180 million and Sponsorship & Advertising segment of $85 million. Concerts revenue increased primarily due to approximately 1,000 more shows driven by International fan count growth, particularly Arena fan count growth in almost every one of Live Nation’s global markets, as well as revenue of $37 million from newly opened venues. Concerts had incremental revenue of $289 million from acquisitions.Ticketing revenue increased primarily due to higher primary ticket sales driven by more concert events in North America and international markets. Sponsorship & Advertising revenue increased primarily due to increased festival sponsorships as well as venue sponsorship deals across multiple markets in Canada, Europe and Latin America.

Operating Income. Operating income increased $35 million and decreased $450 million during the three and six months ended June 30, 2026, respectively, as compared to the same periods of the prior year. The increase for the three months ended June 30, 2026 was primarily driven by increased operating income in the Ticketing segment of $35 million and the Sponsorship & Advertising segment of $26 million as well as lower corporate expenses due to certain acquisition expense in the prior year. These were partially offset by decreased operating income in the Concerts segment of $70 million. The increased operating income in the Ticketing and Sponsorship & Advertising segments was driven by higher revenue, as discussed above. The decreased operating income in the Concerts segment was due to the geographic mix of stadium shows as stadium activity for North America shifted from the second quarter to the third quarter of 2026 as a result of the FIFA World Cup. Live Nation also had higher selling, general and administrative expenses attributable to pre-opening costs for venues opening in 2026 and beyond as well as costs associated with International festival growth and acquisitions where benefits are substantially recognized in the Sponsorship & Advertising segment.

The decrease for the six months ended June 30, 2026 was primarily driven by the $450 million accrued expense associated with the litigation (as discussed in note 8 to the accompanying condensed consolidated financial statements), decreased operating income in the Concerts segment of $100 million, partially offset by increased operating income in the Sponsorship & Advertising segment of $52 million and the Ticketing segment of $28 million. The decrease in operating income in the Concerts segment was driven by geographic show mix, quarterly phasing, and higher selling, general and administrative expenses attributable to pre-opening costs for venues opening in 2026 and beyond as well as costs associated with International festival growth and acquisitions where benefits are substantially recognized in the Sponsorship & Advertising segment. The increased operating income in the Sponsorship & Advertising segment was due to increased revenue from sponsorship activity, as discussed above.  The increased operating income in the Ticketing segment was due to increased revenue as discussed above, partially offset by an increase in direct operating expenses due to greater ticket sales.

Income Taxes. For the six months ended June 30, 2026, Live Nation recorded a net income tax expense of $83 million on pretax income of $106 million, compared to a net income tax expense of $137 million on pretax income of $486 million for the six months ended June 30, 2025. The net decrease in income tax expense of $54 million was primarily due to a decrease in pretax income in 2026 as compared to the same period of the prior year, partially offset by the nondeductible tax impact of the $450 million accrued expense associated with the litigation (as discussed in note 8 to the accompanying condensed consolidated financial statements).

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	amounts in thousands
Equity securities	$80	(194)	2,021	(6,943)
Financial instrument liabilities	(147,640)	(89,914)	(193,651)	(89,914)
Debt	(276,087)	(198,617)	(461,649)	(208,967)
	$(423,647)	(288,725)	(653,279)	(305,824)

The changes in these accounts are primarily due to changes in market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see note 6 to the accompanying condensed consolidated financial statements for additional discussion related to debt). Realized and unrealized losses increased $134,922 thousand and $347,455 thousand for the three and six months ended June 30, 2026, respectively, compared to the corresponding periods in the prior year. The increase was primarily due to increases in unrealized losses on the 2.375% Exchangeable Senior Debentures due 2053 (“2.375% Exchangeables”), primarily attributable to an increase in the market value of Live Nation’s common stock, as well as an increase in unrealized losses related to a derivative instrument entered into during the second quarter of 2025 (“2025 Forward Contracts”) (see note 6 to the accompanying condensed consolidated financial statements).

Other income (expense), net. Other income (expense), net remained relatively flat during the three and six months ended June 30, 2026, respectively, as compared to the same periods in the prior year.

Income taxes. Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and six months ended June 30, 2026 and 2025 are summarized below:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Earnings (loss) before income taxes	$(342,784)	(222,736)	(718,393)	(259,923)
Income tax (expense) benefit	$74,121	42,413	155,592	50,124
Effective income tax rate	22%	19%	22%	19%

During the three months ended June 30, 2026, income tax benefit was greater than the U.S. statutory rate of 21%, primarily due to the effect of state income taxes. During the six months ended June 30, 2026, income tax benefit was greater than the U.S. statutory rate of 21%, primarily due to the effect of state income taxes and stock based compensation. During the three and six months ended June 30, 2025, income tax benefit was less than the U.S. statutory rate of 21% due to income tax expense resulting from an adjustment to the Company’s tax basis in certain investment assets.

Net earnings (loss). The Company had net losses of $268,663 thousand and $180,323 thousand for the three months ended June 30, 2026 and 2025, respectively, and net losses of $562,801 thousand and $209,799 thousand for the six months ended June 30, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the fluctuations in Liberty Live’s revenue, expenses and other gains and losses, as described above.

Liquidity and Capital Resources

As of June 30, 2026, the Company’s liquidity position included the following:

Cash and cash
equivalents
amounts in thousands
Quint	$107,411
Corporate and other	415,938
Total Liberty Live	$523,349

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

As of June 30, 2026, the Company had $400 million available under the Live Nation Margin Loan.

The Company is in compliance with all financial debt covenants as of June 30, 2026.

	Six months ended
	June 30,
	2026	2025

Cash Flow Information	amounts in thousands
Net cash provided (used) by operating activities	$(4,710)	(26,835)
Net cash provided (used) by investing activities	$155	(3,525)
Net cash provided (used) by financing activities	$(17,233)	(1,853)

During the six months ended June 30, 2026, the Company’s primary uses of cash were $8,264 thousand for bank fees related to the exchanges of the 2.375% Exchangeables and $4,539 thousand of withholding taxes on net settlements of stock-based compensation.

The Company’s projected uses of cash for the remainder of the year, outside of normal operating expenses (inclusive of tax payments), are interest payments of approximately $14,650 thousand and fees to Liberty Media for providing certain services pursuant to the Ancillary Agreements. The Company expects to fund its projected uses of cash with cash on hand, cash provided by operations, and debt borrowings under the Live Nation Margin Loan. Liberty Live believes that the available sources of liquidity are sufficient to cover its projected future uses of cash.

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

As of June 30, 2026, Liberty Live had $1.150 billion principal amount of fixed rate debt with a weighted average interest rate of 2.375%, and no outstanding variable rate debt.

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

Additionally, our stock in Live Nation is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements, and had the market price of such security been 10% lower at June 30, 2026, the aggregate value of such security would have been $1.275 billion lower.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

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

LIBERTY LIVE HOLDINGS, INC.

Date: August 6, 2026	By:	/s/ Chad R. Hollingsworth
Chad R. Hollingsworth
President and Chief Executive Officer

Date: August 6, 2026	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-3