Form 10-Q
period 2026-09-30
Liberty Live Holdings, Inc.
filed 2026-11-05
CIK 2078416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The number of outstanding shares of Liberty Live Holdings Inc.’s common stock as of October 31, 2026 was:

	Series A	Series B	Series C
Liberty Live Group common stock	25,573,685	2,530,951	63,900,854

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(unaudited)

	September 30,	December 31,
	2026	2025

Assets	amounts in thousands
Current assets:
Cash and cash equivalents	$492,914	545,494
Trade and other receivables, net of allowance for credit losses of $1,054 and $1,056, respectively	38,518	30,372
Prepaid assets	64,787	44,163
Related party assets	31,283	—
Other current assets	14,298	9,435
Total current assets	641,800	629,464

Investments in equity securities	162,199	162,066
Investments in affiliates, accounted for using the equity method (note 4)	689,213	624,278
Goodwill (note 5)	133,400	127,367
Intangible assets subject to amortization, net (note 5)	117,234	118,605
Deferred tax assets	251,892	183,944
Tax sharing asset with Liberty Media	39,981	35,845
Other assets, at cost, net of accumulated amortization	9,150	7,324
Total assets	2,044,869	1,888,893
Liabilities and Equity
Current liabilities:
Accounts payable	13,132	11,521
Accrued liabilities	56,153	36,436
Deferred revenue	186,485	154,997
Related party liabilities	—	2,722
Current portion of long-term debt, measured at fair value (note 6)	1,957,023	1,666,546
Financial instrument liabilities (notes 3 and 6)	67,584	20,265
Other current liabilities	11,833	4,234
Total current liabilities	2,292,210	1,896,721
Other liabilities	25,085	19,307
Total liabilities	2,317,295	1,916,028
Equity:
Series A Liberty Live Group common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 25,573,685 at September 30, 2026 and December 31, 2025	256	256
Series B Liberty Live Group common stock, $.01 par value. Authorized 19,552,500 shares; issued and outstanding 2,530,951 at September 30, 2026 and December 31, 2025	25	25
Series C Liberty Live Group common stock, $.01 par value. Authorized 521,400,000 shares; issued and outstanding 63,900,854 and 63,826,864 at September 30, 2026 and December 31, 2025, respectively	639	638
Additional paid-in capital	401,898	403,647
Retained earnings (deficit)	(666,046)	(437,086)
Accumulated other comprehensive earnings (loss), net of taxes	(31,144)	(16,561)
Total stockholders' equity (deficit)	(294,372)	(49,081)
Noncontrolling interests in equity of subsidiaries	21,946	21,946
Total equity (deficit)	(272,426)	(27,135)
Commitments and contingencies (note 8)
Total liabilities and equity	$2,044,869	1,888,893

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands,
	except per share amounts
Revenue, net	$103,082	60,746	313,227	245,953
Related party revenue, net	2,841	983	3,375	1,438
Total revenue, net	105,923	61,729	316,602	247,391
Operating costs and expenses:
Cost of revenue	50,884	32,876	189,894	159,501
Related party cost of revenue	34,923	16,159	64,377	41,496
Selling, general and administrative expenses, including stock-based compensation	25,156	22,954	72,006	63,530
Depreciation and amortization	6,566	6,531	19,565	19,588
	117,529	78,520	345,842	284,115
Operating income (loss)	(11,606)	(16,791)	(29,240)	(36,724)
Other income (expense):
Interest expense	(7,599)	(7,388)	(22,626)	(22,147)
Dividend and interest income	4,435	4,042	14,354	12,526
Share of earnings (loss) of affiliates, net (note 4)	130,188	125,156	88,391	198,052
Realized and unrealized gains (losses), net (note 3)	309,200	(175,735)	(344,079)	(481,559)
Other, net	1,590	(618)	1,015	(1,405)
	437,814	(54,543)	(262,945)	(294,533)
Earnings (loss) before income taxes	426,208	(71,334)	(292,185)	(331,257)
Income tax (expense) benefit	(92,367)	15,600	63,225	65,724
Net earnings (loss)	333,841	(55,734)	(228,960)	(265,533)
Less net earnings attributable to noncontrolling interests	—	—	—	—
Net earnings (loss) attributable to Liberty Live Group	$333,841	(55,734)	(228,960)	(265,533)

Basic net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$3.63	(0.61)	(2.49)	(2.89)
Diluted net earnings (loss) attributable to Series A, Series B and Series C Liberty Live Group shareholders per common share (note 2)	$3.60	(0.61)	(2.49)	(2.89)

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Earnings (Loss)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Net earnings (loss)	$333,841	(55,734)	(228,960)	(265,533)
Other comprehensive earnings (loss), net of taxes:
Foreign currency translation adjustments	67	(346)	27	2,260
Credit risk on fair value debt instruments gains (losses)	3,663	9,290	(9,285)	6,464
Share of other comprehensive earnings (loss) of equity affiliates	(7,118)	(1,509)	(13,492)	41,411
Realized (gains) losses on debt, net	—	—	8,167	—
Other comprehensive earnings (loss)	(3,388)	7,435	(14,583)	50,135
Comprehensive earnings (loss)	330,453	(48,299)	(243,543)	(215,398)
Less comprehensive earnings (loss) attributable to the noncontrolling interests	—	—	—	—
Comprehensive earnings (loss) attributable to Liberty Live	$330,453	(48,299)	(243,543)	(215,398)

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30,
	2026	2025

	amounts in thousands
Cash flows from operating activities:
Net earnings (loss)	$(228,960)	(265,533)
Adjustments to reconcile net earnings to net cash provided (used) by operating activities:
Depreciation and amortization	19,565	19,588
Stock-based compensation	7,396	3,668
Share of (earnings) losses of affiliates, net	(88,391)	(198,052)
Realized and unrealized (gains) losses on financial instruments, net	344,079	481,559
Deferred income tax expense (benefit)	(64,325)	(66,776)
Minimum guaranteed rightsholder relationships expense	8,647	7,008
Other noncash charges (credits), net	(2,945)	1,205
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	(7,281)	(11,963)
Decrease (increase) in prepaid expenses	(16,699)	(18,614)
Decrease (increase) in related party balances	(34,005)	(17,199)
Decrease (increase) in other assets	(4,004)	(5,742)
(Decrease) increase in trade accounts payable and accrued liabilities	19,349	709
(Decrease) increase in deferred revenue	26,960	41,467
(Decrease) increase in other liabilities	(2,140)	(228)
Net cash provided (used) by operating activities	(22,754)	(28,903)
Cash flows from investing activities:
Cash paid for acquisitions	(8,526)	—
Investments in equity securities	—	(3,331)
Other investing activities, net	156	(215)
Net cash provided (used) by investing activities	(8,370)	(3,546)
Cash flows from financing activities:
Bank fees on debt transactions	(8,264)	—
Withholding taxes on net settlements of stock-based compensation	(4,545)	—
Former Parent contribution (distribution)	—	2,151
Minimum guaranteed payments on rightsholder relationships	(8,998)	(6,047)
Other financing activities, net	478	1,646
Net cash provided (used) by financing activities	(21,329)	(2,250)
Effect of foreign currency exchange rates on cash and cash equivalents	(127)	1,036
Net increase (decrease) in cash and cash equivalents	(52,580)	(33,663)
Cash and cash equivalents at beginning of period	545,494	409,506
Cash and cash equivalents at end of period	$492,914	375,843

See accompanying notes to condensed consolidated financial statements.

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

					Accumulated
					other		Noncontrolling
	Liberty Live Group			Additional	comprehensive	Retained	interest in	Total
	Common Stock			paid-in	earnings (loss),	Earnings	equity of	equity
	Series A	Series B	Series C	capital	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at January 1, 2026	$256	25	638	403,647	(16,561)	(437,086)	21,946	(27,135)
Net earnings (loss)	—	—	—	—	—	(228,960)	—	(228,960)
Other comprehensive earnings (loss)	—	—	—	—	(14,583)	—	—	(14,583)
Withholding taxes on net settlements of stock-based compensation	—	—	—	(4,545)	—	—	—	(4,545)
Stock-based compensation	—	—	—	7,396	—	—	—	7,396
Other	—	—	1	(4,600)	—	—	—	(4,599)
Balance at September 30, 2026	$256	25	639	401,898	(31,144)	(666,046)	21,946	(272,426)

					Accumulated
					other		Noncontrolling
	Liberty Live Group			Additional	comprehensive	Retained	interest in	Total
	Common Stock			paid-in	earnings (loss),	Earnings	equity of	equity
	Series A	Series B	Series C	capital	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at June 30, 2026	$256	25	639	401,066	(27,756)	(999,887)	21,946	(603,711)
Net earnings (loss)	—	—	—	—	—	333,841	—	333,841
Other comprehensive earnings (loss)	—	—	—	—	(3,388)	—	—	(3,388)
Withholding taxes on net settlements of stock-based compensation	—	—	—	(6)	—	—	—	(6)
Stock-based compensation	—	—	—	2,445	—	—	—	2,445
Other	—	—	—	(1,607)	—	—	—	(1,607)
Balance at September 30, 2026	$256	25	639	401,898	(31,144)	(666,046)	21,946	(272,426)

LIBERTY LIVE HOLDINGS, INC.

Condensed Consolidated Statements of Equity

(unaudited)

	Total Former Parent's Investment
		Accumulated
		other		Noncontrolling
	Former	comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at January 1, 2025	$256,874	(86,139)	(369,970)	22,113	(177,122)
Net earnings (loss)	—	—	(265,533)	—	(265,533)
Other comprehensive earnings (loss)	—	50,135	—	—	50,135
Former Parent contribution (distribution)	2,151	—	—	—	2,151
Stock-based compensation	3,668	—	—	—	3,668
Share of Live Nation change in accounting policies	(4,088)	—	2,092	—	(1,996)
Issuance of common stock upon exercise of stock options	2,282	—	—	—	2,282
Other	(631)	—	—	—	(631)
Balance at September 30, 2025	$260,256	(36,004)	(633,411)	22,113	(387,046)

	Total Former Parent's Investment
		Accumulated
		other		Noncontrolling
	Former	comprehensive	Retained	interest in	Total
	Parent's	earnings (loss),	Earnings	equity of	equity
	Investment	net of taxes	(Deficit)	subsidiaries	(deficit)

	amounts in thousands
Balance at June 30, 2025	$260,262	(43,439)	(577,677)	22,113	(338,741)
Net earnings (loss)	—	—	(55,734)	—	(55,734)
Other comprehensive earnings (loss)	—	7,435	—	—	7,435
Former Parent contribution (distribution)	15	—	—	—	15
Stock-based compensation	1,725	—	—	—	1,725
Share of Live Nation change in accounting policies	(4,088)				(4,088)
Issuance of common stock upon exercise of stock options	2,282	—	—	—	2,282
Other	60	—	—	—	60
Balance at September 30, 2025	$260,256	(36,004)	(633,411)	22,113	(387,046)

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

The accompanying condensed consolidated financial statements represent the combination of the historical financial information of Liberty Media until the date of the Split-Off. Although Liberty Live was reported as a combined company until the date of the Split-Off, all periods reported herein are referred to as consolidated. The condensed consolidated financial statements refer to the combination of businesses, assets and liabilities to be included in Liberty Live as “Liberty Live,” “the Company,” “us,” “we” and “our” in the notes to the condensed consolidated financial statements. The Split-Off was accounted for at historical cost due to the pro rata nature of the distribution to holders of Liberty Live Group common stock. All significant intercompany accounts and transactions have been eliminated in the condensed consolidated financial statements.

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

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group, and are currently allocated to Liberty Live each reporting period based on an estimate of time spent. Under these various agreements $2.6 million and $6.9 million was reimbursable to Liberty Media during the three months ended September 30, 2026 and 2025, respectively, and $8.4 million and $13.5 million was reimbursable to Liberty Media during the nine months ended September 30, 2026 and 2025, respectively.

Quint Acquisition

On September 9, 2026, QuintEvents International, LLC, a wholly-owned subsidiary of Quint, purchased substantially all of the assets and assumed certain liabilities of Topnotch Tennis Tours, LLC (“TNTT”), a company that specializes in tennis event packages and experiences. The transaction was accounted for as a business combination. The Company recorded $5.6 million of goodwill, $4.3 million of customer relationships, and $5.7 million of other assets, offset by $6.3 million of liabilities. The goodwill recognized in the acquisition is expected to be deductible for income tax purposes. The acquisition price allocation is preliminary and subject to revision as of September 30, 2026.

(2) Earnings (Loss) per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net earnings (loss) attributable to Liberty Live shareholders by the weighted average number of common shares outstanding (“WASO”) for the period. Diluted EPS presents the dilutive effect on a per share basis of potential common shares as if they had been converted at the beginning of the periods presented. Excluded from diluted EPS for the three and nine months ended September 30, 2026 are 513 thousand and 579 thousand potential common shares, respectively, because their inclusion would have been antidilutive.

The Company issued 91.9 million common shares, which is the aggregate number of shares of Series A, Series B and Series C Liberty Live Group common stock issued in connection with the Split-Off on December 15, 2025. The number of shares issued upon completion of the Split-Off was used to determine both basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2025, as no Company equity awards were outstanding prior to the completion of the Split-Off.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Three months ended	Nine months ended
	September 30,	September 30
	2026	2026

	number of shares in thousands
Basic WASO	92,005	91,988
Potentially dilutive shares (1)	685	618
Diluted WASO	92,690	92,606

(1)	Potentially dilutive shares are excluded from the computation of diluted EPS during periods in which losses are reported since the result would be antidilutive.

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

The Company’s assets and liabilities measured at fair value are as follows:

	September 30, 2026			December 31, 2025
		Quoted prices			Quoted prices
		in active	Significant		in active	Significant
		markets	other		markets	other
		for identical	observable		for identical	observable
		assets	inputs		assets	inputs
Description	Total	(Level 1)	(Level 2)	Total	(Level 1)	(Level 2)

amounts in thousands
Cash equivalents	$351,766	318,928	32,838	507,389	507,389	—
Financial instrument liabilities	$67,584	—	67,584	20,265	—	20,265
Debt	$1,957,023	—	1,957,023	1,666,546	—	1,666,546

Level 2 cash equivalents are interest-bearing time deposits. These assets are not considered to be traded on “active markets,” as defined in GAAP.

The fair value of debt and financial instrument liabilities, which includes forward contracts, is based on quoted market prices but is not considered to be traded on “active markets,” as defined by GAAP. Accordingly, those debt and financial instrument liabilities are reported in the foregoing table as Level 2 fair value. As of September 30, 2026, financial instrument liabilities are comprised of the 2025 Forward Contracts, as defined in note 6. The fair value of the 2025 Forward Contracts was derived from a Black-Scholes-Merton model using observable market data as the significant inputs.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Realized and Unrealized Gains (Losses) on Financial Instruments, net

Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Equity securities	$(1,465)	—	556	(6,943)
Financial instrument liabilities	146,333	(60,000)	(47,318)	(149,914)
Debt	164,332	(115,735)	(297,317)	(324,702)
	$309,200	(175,735)	(344,079)	(481,559)

The Company uses the measurement alternative (defined as the cost of the security, adjusted for changes in fair value when there are observable prices, less impairments) for its equity securities without readily determinable fair values. For such securities the downward adjustments for the three months ended September 30, 2026 and 2025 were $1,465 thousand and zero, respectively, and downward adjustments for the nine months ended September 30, 2026 and 2025 were $1,518 thousand and $6,943 thousand, respectively, and the cumulative downward adjustments as of September 30, 2026 were $23,538 thousand. The upward adjustments for the three months ended September 30, 2026 and 2025 were not material, and upward adjustments for the nine months ended September 30, 2026 and 2025 were $2,074 thousand and not material, respectively, and the cumulative upward adjustments as of September 30, 2026 were $129,187 thousand. There were no impairments for the three and nine months ended September 30, 2026 and 2025, and cumulative impairments as of September 30, 2026 were $14,707 thousand.

The Company elected to account for its exchangeable senior debentures (as described in note 6) using the fair value option. Changes in the fair value of the exchangeable senior debentures recognized in the condensed consolidated statements of operations are due to market factors primarily driven by changes in the risk-free rate and in the fair value of the underlying shares into which the debt is exchangeable. The Company isolates the portion of the unrealized gain (loss) attributable to changes in the instrument specific credit risk and recognizes such amount in other comprehensive earnings (loss). The change in the fair value of the exchangeable senior debentures attributable to changes in the instrument specific credit risk before tax was a gain of $4,666 thousand and a gain of $11,834 thousand for the three months ended September 30, 2026 and 2025, respectively, and a loss of $11,828 thousand and a gain of $8,234 thousand for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company realized $10,404 thousand of previously unrealized losses related to the retirement of a portion of the Old Debentures (as defined in note 6) in Realized and unrealized gains (losses), net in the condensed consolidated statement of operations.  The cumulative change since issuance was a gain of $715 thousand as of September 30, 2026, net of the realization of previously unrealized gains and losses.

(4) Investments in Affiliates Accounted for Using the Equity Method

The following table includes the Company’s carrying amount and percentage ownership of its investments in affiliates:

	September 30, 2026		December 31, 2025
	Percentage	Carrying	Carrying
	Ownership	amount	amount

		amounts in thousands
Live Nation	30%	$669,775	604,654
Other	various	19,438	19,624
Total		$689,213	624,278

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The following table presents the Company’s share of earnings (losses) of affiliates, net:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Live Nation	$128,561	124,077	88,311	194,948
Other	1,627	1,079	80	3,104
Total	$130,188	125,156	88,391	198,052

Live Nation

Live Nation believes it is the world’s leading live entertainment company and seeks to innovate and enhance the live entertainment experience for artists and fans before, during and after the show. As of September 30, 2026, the market value of Liberty Live’s ownership in Live Nation was approximately $11.8 billion.

The excess basis has been allocated within memo accounts used for equity method accounting purposes as follows:

	September 30,	December 31,
	2026	2025

	amounts in thousands
Amortizable assets	$129,711	149,542
Nonamortizable assets	446,479	420,281
Deferred taxes and other liabilities	(42,810)	(46,422)
	$533,380	523,401

Amortizable intangible assets have a weighted average remaining useful life of approximately 5.6 years. The increase in excess basis for the nine months ended September 30, 2026 was primarily due to the Company’s share of certain of Live Nation’s equity activity partially offset by amortization on the value ascribed to amortizable intangibles. The Company’s share of earnings (loss) line item in the accompanying condensed consolidated statements of operations includes expenses of $5,152 thousand and $5,327 thousand, net of related taxes, for the three months ended September 30, 2026 and 2025, respectively, and $16,972 thousand and $14,517 thousand of losses, net of related taxes, for the nine months ended September 30, 2026 and 2025, respectively, due to the amortization of the excess basis related to assets with identifiable useful lives.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Summarized financial information for Live Nation is as follows:

Consolidated Balance Sheets

	September 30,	December 31,
	2026	2025

	amounts in millions
Current assets	$14,257	10,974
Property, plant and equipment, net	4,313	3,416
Intangible assets	1,671	1,447
Goodwill	3,315	2,889
Other assets	4,340	4,187
Total assets	$27,896	22,913

Current liabilities	$14,984	11,029
Long-term debt, net	7,890	7,612
Other liabilities	2,688	2,454
Redeemable noncontrolling interests	1,147	924
Equity	1,187	894
Total liabilities and equity	$27,896	22,913

Consolidated Statements of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Revenue	$10,105	8,499	21,565	18,888
Operating expenses:
Direct operating expenses	(7,747)	(6,438)	(15,950)	(13,903)
Selling, general and administrative expenses	(1,161)	(1,008)	(3,258)	(2,790)
Depreciation and amortization	(183)	(166)	(541)	(474)
Other operating expenses	(122)	(95)	(773)	(327)
Operating income (loss)	892	792	1,043	1,394
Interest expense	(102)	(80)	(290)	(233)
Interest income	40	37	123	109
Other income (expense), net	(4)	(19)	56	(54)
Earnings (loss) before income taxes	826	730	932	1,216
Income tax (expense) benefit	(259)	(252)	(342)	(389)
Net earnings (loss)	567	478	590	827
Less net earnings (loss) attributable to noncontrolling interests	119	47	237	129
Net earnings (loss) attributable to Live Nation stockholders	$448	431	353	698

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(5) Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill related to Quint are as follows (amounts in thousands):

Balance at January 1, 2026	$127,367
Foreign currency translation adjustments	391
Acquisitions (1)	5,642
Balance at September 30, 2026	$133,400

(1)	Acquired goodwill relates to Quint’s acquisition of TNTT (see note 1 for additional information).

Intangible Assets Subject to Amortization

Intangible assets subject to amortization are comprised of the following:

	September 30, 2026			December 31, 2025
	Gross		Net	Gross		Net
	carrying	Accumulated	carrying	carrying	Accumulated	carrying
	amount	amortization	amount	amount	amortization	amount

	amounts in thousands
Rightsholder relationships	$184,738	(72,973)	111,765	170,081	(51,787)	118,294
Capitalized software	2,736	(2,408)	328	2,645	(2,334)	311
Customer relationships	4,300	(27)	4,273	—	—	—
Other	900	(32)	868	—	—	—
Total	$192,674	(75,440)	117,234	172,726	(54,121)	118,605

Rightsholder relationships are amortized over 3 to 13 years and capitalized software is amortized over 3 years. Customer relationships and other intangibles recognized in relation to the TNTT acquisition are amortized over 12 years and 2 years, respectively (subject to change as acquisition accounting is finalized).  Amortization expense was $6,450 thousand and $6,416 thousand for the three months ended September 30, 2026 and 2025, respectively, and $19,225 thousand and $19,236 thousand for the nine months ended September 30, 2026 and 2025, respectively.

(6) Debt

Debt is summarized as follows:

	Outstanding
	principal	Carrying value
	September 30,	September 30,	December 31,
	2026	2026	2025

	amounts in thousands
Old 2.375% Exchangeable Debentures due 2053	$33,685	57,055	1,666,546
New 2.375% Exchangeable Debentures due 2053	1,116,315	1,899,968	—
Live Nation Margin Loan	—	—	—
Total debt	$1,150,000	1,957,023	1,666,546
Debt classified as current		(1,957,023)	(1,666,546)
Total long-term debt		$—	—

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

On March 20, 2026, the Company closed privately negotiated exchanges with certain holders of the Old Debentures, for its newly issued 2.375% Exchangeable Senior Debentures due 2053 (the “New Debentures” and, together with the Old Debentures, the “Debentures”) (the “Settlement”). In connection with the Settlement, approximately $1,116 million aggregate principal amount of New Debentures were issued in exchange for approximately $1,116 million aggregate principal amount of Old Debentures in a non-cash transaction, resulting in the subsequent cancellation of such Old Debentures. As of September 30, 2026, approximately $34 million aggregate principal amount of Old Debentures remain outstanding.

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

In May 2025, LN Holdings 1, LLC (“LNSPV”), an indirect wholly owned special purpose subsidiary of the Company, entered into certain agreements (the “2025 Forward Contracts”), which obligate LNSPV to deliver up to an aggregate of approximately 10.5 million shares of LYV based on the share prices for LYV over a specified period ending in the first quarter of 2027. Alternatively, LNSPV may choose to deliver cash. As of September 30, 2026, approximately 10.5 million of the Company’s LYV shares with a value of $1,776 million were pledged as collateral to the 2025 Forward Contracts. The 2025 Forward Contracts allow LNSPV to elect to receive prepayment amounts up to the present value at such time or times of approximately $1.15 billion, in the aggregate.

As of September 30, 2026, the holders of the Debentures have the ability to exchange their Debentures for the period from October 1, 2026 to December 31, 2026, given that the trading value of the reference shares exceeded 130% of the par value for at least twenty of the last thirty trading days in the third quarter of 2026. Given the holders’ ability to exchange the Debentures within a one-year period from the balance sheet date and the Company’s requirement to settle

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

any exchange in cash, the Debentures have been classified as current within the condensed consolidated balance sheet as of September 30, 2026.

Live Nation Margin Loan

The Live Nation Margin Loan agreement is a $400 million revolving line of credit. On September 12, 2025, the Live Nation Margin Loan agreement was amended to, among other things, extend the maturity date to September 8, 2028 and change the interest rate to the Adjusted Term Secured Overnight Financing Rate plus 1.875%.  The undrawn portion carries a commitment fee of 0.50% per annum. Interest on the margin loan is payable on the last business day of each calendar quarter. As of September 30, 2026, availability under the Live Nation Margin Loan was $400 million. As of September 30, 2026, approximately 9.0 million of the Company’s LYV shares with a value of $1,519 million were pledged as collateral to the loan. The Live Nation Margin Loan contains various affirmative and negative covenants that restrict the activities of the borrower. The loan agreement does not include any financial covenants.

Fair Value of Debt

Due to the variable rate nature of the Live Nation Margin Loan, the carrying amount approximates fair value as of September 30, 2026.

(7) Stock-Based Compensation

Liberty Live grants, to certain of its directors, employees and employees of its subsidiaries, restricted stock (“RSAs”), restricted stock units (“RSUs”) and stock options to purchase shares of Liberty Live Group common stock (collectively, “Awards”). The Company measures the cost of employee services received in exchange for an equity classified Award (such as stock options and RSUs) based on the grant-date fair value (“GDFV”) of the Award, and recognizes that cost over the period during which the employee is required to provide service (usually the vesting period of the Award). The Company measures the cost of employee services received in exchange for a liability classified Award based on the current fair value of the Award, and remeasures the fair value of the Award at each reporting date.

Included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations are $2,445 thousand and $1,725 thousand of stock-based compensation during the three months ended September 30, 2026 and 2025, respectively, and $7,396 thousand and $3,668 thousand of stock-based compensation during the nine months ended September 30, 2026 and 2025, respectively.

Grants of Awards

Liberty Live did not grant any options to purchase shares of Series A Liberty Live Group common stock (“LLYVA”), Series B Liberty Live Group common stock (“LLYVB”) or Series C Liberty Live Group common stock (“LLYVK”) during the nine months ended September 30, 2026.

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

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

Outstanding Awards

The following table presents the number and weighted average exercise price (“WAEP”) of options to purchase Liberty Live Group common stock granted to directors and employees, as well as the weighted average remaining life and aggregate intrinsic value of the options.

	Series C
			Weighted		Aggregate
			average		intrinsic
	Options		remaining		value
	(thousands)	WAEP	life		(thousands)
Options outstanding at January 1, 2026	1,248	$46.45
Granted	—	$—
Exercised	(150)	$41.76
Forfeited/Cancelled	—	$—
Options outstanding at September 30, 2026	1,098	$47.09	2.1	years	$55,041
Options exercisable at September 30, 2026	955	$43.22	1.6	years	$51,606

The following table presents the number and weighted average GDFV of RSUs granted to directors, employees and employees of subsidiaries of the Company.

	Series C
	RSUs (thousands)	Weighted average GDFV
Outstanding at January 1, 2026	279	$79.53
Granted	3	$94.99
Vested	(29)	$76.19
Forfeited/Cancelled	—	$—
Outstanding at September 30, 2026	253	$80.11

As of September 30, 2026, 100 thousand LLYVA options remained outstanding at an exercise price of $78.57, a remaining contractual life of 6.2 years and an intrinsic value of approximately $1.6 million. None of these options were exercisable as of September 30, 2026.

As of September 30, 2026, there were no outstanding options to purchase shares of LLYVB.

As of September 30, 2026, the total unrecognized compensation cost related to unvested Awards was approximately $19.1 million. Such amount will be recognized in the Company’s consolidated statements of operations over a weighted average period of approximately 2.6 years.

As of September 30, 2026, 1.2 million shares of LLYVA and LLYVK were reserved by Liberty Live for issuance under exercise privileges of outstanding stock options.

Exercises

The aggregate intrinsic value of all LLYVK options exercised during the nine months ended September 30, 2026 and 2025 was $8.5 million and $2.9 million, respectively.

Restricted Stock and Restricted Stock Units

The aggregate fair value of all RSUs of Liberty Live Group common stock that vested during the nine months ended September 30, 2026 and 2025 was $2.8 million and $1.1 million, respectively.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(8) Commitments and Contingencies

Quint operates in many different jurisdictions globally that require revenue generating entities to comply with regulations including value-added tax and sales and use tax. In 2023, Quint identified exposure as it relates to certain jurisdictions whereby either Quint was not properly registered, or the historical compliance returns filed with the different jurisdictions were incomplete or inaccurate. Quint has recognized a total estimated liability for a probable loss of approximately $23,135 thousand as of September 30, 2026, $9,887 thousand of which is recorded in accrued liabilities, and $13,248 thousand is recorded in other long-term liabilities in the condensed consolidated balance sheets. Of the total $23,135 thousand liability, $19,893 thousand was recorded prior to the Company’s acquisition of Quint, and $103 thousand and $1,357 thousand was recognized as a benefit during the three months ended September 30, 2026 and 2025, respectively, and $249 thousand and $3,205 thousand was recognized as an expense during the nine months ended September 30, 2026 and 2025, respectively, within cost of revenue in the condensed consolidated statements of operations. As Quint continues to work to become compliant within these jurisdictions, additional exposure of taxes, interest and penalties is reasonably possible but Quint is currently unable to assess the ultimate outcome and is unable to reasonably estimate any range of additional loss in excess of the estimated liability it has currently recognized.

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

Early in the trial, Live Nation entered into a binding term sheet with the United States settling the lawsuit (the “DOJ Settlement”). The terms of the DOJ Settlement, which were made public on March 9, 2026, provide for injunctive and structural relief addressing all of the United States’ claims, and initially provided for a $280 million settlement fund to address damages and civil penalty claims by plaintiff states. In the ensuing weeks, six additional states (the“Settling States”) also settled their claims for the same injunctive relief and their shares of the settlement fund totaling approximately $18.6 million. The DOJ Settlement was subsequently formalized in a Proposed Final Judgment filed with the district court on June 12, 2026. Under the Tunney Act, the district court judge presiding over the matter must approve the settlement before it takes final effect, following a process prescribed by statute.

The remaining states and District of Columbia (the “Litigating States”) proceeded to trial. On April 15, 2026, the jury returned a verdict for the Litigating States on all claims that remained, including an award of damages measured on a per-ticket-sold basis, but without calculating the number of tickets to which the damages would be applied.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

After the verdict, the Court ordered the parties to meet and confer to propose a schedule for subsequent phases of the litigation, including post-trial motions and a “remedies” phase in which the Litigating States will propose and the Court will assess equitable remedies the plaintiffs have sought, including among others those enumerated above, as well as civil penalties under certain state laws.  In July 2026, the Court heard argument on Live Nation’s motions for judgment as a matter of law and for a new trial, through which Live Nation is seeking to overturn the jury verdict and address other legal and evidentiary issues.  Those motions are still pending.

Live Nation believes the jury verdict and damages award are legally infirm in a number of respects, many of which it had raised in a pre-verdict motion for judgment as a matter of law. Live Nation raised those issues and others in post-trial motions at the district court. As needed and in due course, Live Nation intends to file an appeal to the U.S. Court of Appeals for the Second Circuit.

As a result of the damages verdict, Live Nation recognized $450 million for the nine months ended September 30, 2026, within selling, general and administrative expenses which represents its best estimate of the ultimate loss associated with the Settling States and the jury’s damages award. There can be no assurance that the Court will approve the DOJ Settlement with the United States and the Settling States or that Live Nation will be successful in challenging the verdict reached by the jury on the remaining claims brought by the Litigating States or otherwise settling those remaining claims. Accordingly, the continued defense and ultimate resolution of this matter could involve significant monetary costs or penalties and involve potential remedies or compliance requirements imposed by the Court which could adversely affect Live Nation’s ability to operate its business or have a materially adverse impact on Live Nation’s financial results.

Antitrust Litigation

Live Nation is a defendant in three putative antitrust consumer class actions alleging violations of federal and state antitrust laws, among other causes of action. In Heckman, et al. v. Live Nation Entertainment, et al., filed in the Central District of California in January 2022, the District Court denied defendants’ motion to compel arbitration in August 2023. The Ninth Circuit affirmed the District Court’s ruling in October 2024. In January 2025, Live Nation filed a motion to dismiss the lawsuit, which was granted in part and denied in part in April 2025. A consumer class was certified in December 2025.

Two other putative class actions were filed in the Southern District of New York in August and September 2024: In Re Live Nation Entertainment, Inc. and Ticketmaster L.L.C. Antitrust Litigation, and Jacobson v. Live Nation Entertainment, Inc., et al. In June 2026, the court granted Live Nation’s motion to compel arbitration in both matters and stayed both cases pending the conclusion of those proceedings. In July 2026, the plaintiff in the Jacobson matter filed a motion for reconsideration of the Court’s order, which was denied in October 2026. In August 2026, the plaintiffs in the In Re Live Nation Entertainment, Inc. and Ticketmaster L.L.C. Antitrust Litigation matter filed a writ of mandamus asking the Second Circuit to vacate the district court’s ruling.  Live Nation believes it has substantial defenses to the claims alleged in these matters and will vigorously defend itself.

(9) Related Party Transactions

Quint, Delta Topco Limited (the parent company of Formula 1), and MotoGP Sports Entertainment Group, S.L. (the parent company of MotoGP) are related parties through a common shareholder with a significant ownership interest of both Liberty Media and the Company. Quint maintains rightsholder agreements with Formula 1 and MotoGP to execute, produce and fulfill experiential packages utilizing their naming rights and the event tickets purchased from Formula 1, MotoGP, race promoters and other third parties to market and sell these packages to third-parties, which are disclosed in the condensed consolidated statement of operations as related party cost of revenue. Quint also earns commissions on the sale of certain Formula 1 event tickets, which are disclosed in the condensed consolidated statement of operations as related party revenue, net. When applicable, related party assets on the condensed consolidated balance sheets primarily relate to Quint’s prepaid assets with Formula 1 and MotoGP and related party liabilities on the condensed consolidated balance sheets primarily relate to amounts Quint owes Formula 1 and MotoGP under their related commercial agreements.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

(10) Segment Information

The Company, through its ownership of Quint and Live Nation, is primarily engaged in the entertainment and hospitality industries. The Company identifies its reportable segments as those operating segments that represent 10% or more of its consolidated annual revenue, annual Adjusted OIBDA (as defined below) or total assets.

The Company’s chief operating decision maker, the chief executive officer, evaluates performance and makes decisions about allocating resources to its operating segments based on financial measures such as revenue, cost of revenue, operating expenses, selling, general and administrative expenses, and Adjusted OIBDA. In addition, the Company reviews nonfinancial measures such as customer satisfaction and retention rates.

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

As of January 1, 2026, the Company had deferred revenue of $154,997 thousand. The Company assumed $3,887 thousand of deferred revenue in the TNTT acquisition. Of the total deferred revenue balance, $149,727 thousand was recognized as revenue during the nine months ended September 30, 2026. As of January 1, 2025, the Company had deferred revenue of $126,752 thousand, of which $122,792 thousand was recognized as revenue during the nine months ended September 30, 2025. Changes in the deferred revenue balance for the Company were not materially impacted by other factors.

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

The Company anticipates recognizing revenue from the delivery of performance obligations that extend beyond one year of approximately $3,273 thousand in the remainder of 2026 and $11,844 thousand in 2027. All amounts in years thereafter are considered immaterial.

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

Performance Measures

	Three months ended
	September 30, 2026
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$105,923	—	105,923
Cost of revenue	(85,807)	—	(85,807)
Selling, general and administrative expenses (excluding stock-based compensation)	(18,615)	(4,096)	(22,711)
Adjusted OIBDA	$1,501	(4,096)	(2,595)

	Nine months ended
	September 30, 2026
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$316,602	—	316,602
Cost of revenue	(254,271)	—	(254,271)
Selling, general and administrative expenses (excluding stock-based compensation)	(51,988)	(12,622)	(64,610)
Adjusted OIBDA	$10,343	(12,622)	(2,279)

	Three months ended
	September 30, 2025
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$61,729	—	61,729
Cost of revenue	(49,035)	—	(49,035)
Selling, general and administrative expenses (excluding stock-based compensation)	(14,051)	(7,178)	(21,229)
Adjusted OIBDA	$(1,357)	(7,178)	(8,535)

LIBERTY LIVE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements (unaudited)

	Nine months ended
	September 30, 2025
		Corporate and
	Quint	Other	Total

	amounts in thousands
Revenue	$247,391	—	247,391
Cost of revenue	(200,997)	—	(200,997)
Selling, general and administrative expenses (excluding stock-based compensation)	(43,167)	(16,695)	(59,862)
Adjusted OIBDA	$3,227	(16,695)	(13,468)

Other Information

	September 30, 2026
		Investments
	Total	in
	assets	affiliates

	amounts in thousands
Quint	$498,246	—
Corporate and other	1,546,623	689,213
Consolidated Liberty Live	$2,044,869	689,213

The following table provides a reconciliation of Adjusted OIBDA to Operating income (loss) and Earnings (loss) before income taxes:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Consolidated segment Adjusted OIBDA	$(2,595)	(8,535)	(2,279)	(13,468)
Stock-based compensation	(2,445)	(1,725)	(7,396)	(3,668)
Depreciation and amortization	(6,566)	(6,531)	(19,565)	(19,588)
Operating income (loss)	(11,606)	(16,791)	(29,240)	(36,724)
Interest expense	(7,599)	(7,388)	(22,626)	(22,147)
Dividend and interest income	4,435	4,042	14,354	12,526
Share of earnings (loss) of affiliates, net	130,188	125,156	88,391	198,052
Realized and unrealized gains (losses), net	309,200	(175,735)	(344,079)	(481,559)
Other, net	1,590	(618)	1,015	(1,405)
Earnings (loss) before income taxes	$426,208	(71,334)	(292,185)	(331,257)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to our expectations regarding the business of our subsidiaries and equity affiliate, economic conditions, our projected sources and uses of cash, fluctuations in interest rates and stock prices, the anticipated non-material impact of certain contingent liabilities related to legal and tax proceedings and other matters arising in the ordinary course of business. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the expectation or belief will result or be achieved or accomplished. You are therefore cautioned not to place undue reliance on the forward-looking statements included in this Quarterly Report on Form 10-Q. The following include some but not all of the factors (as they relate to our consolidated subsidiaries and equity affiliate) that could cause actual results or events to differ materially from those anticipated:

●	historical financial information and pro forma financial information may not be representative of future results;

●	risks related to costs as a result of becoming an independent public company;
●	our inter-company agreements may not be the result of arms’ length negotiations;
●	we had no operating history as a separate company prior to the Split-Off;
●	risks related to our indemnity obligations to Liberty Media (as defined below);
●	we may not realize the potential benefits of the Split-Off (as defined below) in the near term or at all;

●	our overlapping directors and officers with Liberty Media, and our overlapping officers with Liberty Capital Corporation (formerly known as GCI Liberty, Inc.);
●	risks related to being a holding company;
●	risks related to the Investment Company Act of 1940, as amended;

●	our and our subsidiaries’ and equity affiliate’s ability to realize the benefits of acquisitions or other strategic investments;
●	the degradation, failure or misuse of our information systems;
●	our and our subsidiaries’ indebtedness could adversely affect operations and could limit the ability of such subsidiaries to react to changes in the economy or their industry;
●	the success of Live Nation Entertainment, Inc. (“Live Nation”) and QuintEvents, LLC (“Quint”) and their reputation with customers;

●	the outcome of pending or future litigation;

●	the operational risks of our subsidiaries and business affiliates with international operations;

●	our subsidiaries’ and business affiliates’ ability to comply with government regulations, including, without limitation competition laws and adverse outcomes from regulatory proceedings;

●	the regulatory and competitive environment of the industries in which we operate;

●	changes in the nature of key strategic relationships with partners, vendors and joint venturers;

●	the ability of Live Nation and its ticketing clients to anticipate or respond to changes in consumer preferences;

●	changes in the nature of Live Nation’s relationships between key promoters, executives, agents, managers, artists and clients and the nature of Quint’s relationships with promoters, leagues and customers;

●	the ability of Live Nation to maintain or increase its current revenue in the face of intense competition in the live music and ticketing industries;

●	economic and other factors affecting entertainment, sporting and leisure events;

●	the ability of Live Nation to lease, acquire and develop live music venues;

●	the risk of personal injury or other claims in connection with Live Nation’s live music events and Quint’s sports and entertainment events;

●	the risk of poor weather adversely affecting attendance at Live Nation’s live music events and Quint’s sports and entertainment events;
●	the risk of data losses or other breaches of Live Nation and/or Quint’s network security;
●	the impact of weak and uncertain economic conditions on consumer demand for products, services and events offered by Live Nation and Quint;

●	the market price of our common stock may be volatile;

●	fluctuations in currencies against the United States (“U.S.”) dollar;
●	our directors’ or officers’ equity ownership may create the appearance of conflicts of interest; and
●	provisions of our amended and restated articles of incorporation and bylaws may discourage, delay or prevent a change in control of our Company.

For additional risk factors, see Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements and such risks, uncertainties and other factors speak only as of the date of this Quarterly Report, and we expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained herein, to reflect any change in our expectations with regard thereto, or any other change in events, conditions or circumstances on which any such statement is based.

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

A portion of Liberty Media’s general and administrative expenses, including legal, tax, accounting, treasury and investor relations support was previously allocated to the Liberty Live Group, and are currently allocated to Liberty Live each reporting period based on an estimate of time spent. Under these various agreements $2.6 million and $6.9 million was reimbursable to Liberty Media during the three months ended September 30, 2026 and 2025, respectively, and $8.4 million and $13.5 million was reimbursable to Liberty Media during the nine months ended September 30, 2026 and 2025, respectively.

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

In addition, recent hostilities involving the U.S., Israel and Iran and others have significantly disrupted the normal flow of oil, refined petroleum products and related commodities, resulting in higher commodity prices and associated economic volatility. The length and impact of these ongoing conflicts and geopolitical turmoil are highly unpredictable and could lead to further market disruptions, including significant volatility in commodity prices, currency exchange rates, credit and capital markets, supply chain interruptions, changes in consumer purchasing behavior and increased cyber-attacks against U.S. companies. Due to the conflict in Iran, Formula 1 announced that the 2026 Bahrain and Saudi Arabian Grands Prix would not take place in April 2026 as originally scheduled, and MotoGP postponed the 2026 Qatar Grand Prix to November 2026, which will have an adverse impact on Quint’s results of operations in 2026. In July 2026, Formula 1 announced that Malaysia would host the Bahrain Grand Prix, which took place in October 2026.  If the conflict in the Middle East persists, additional calendar changes may be necessary.

Additionally, any resulting sanctions could adversely affect the global economy and financial markets. A weakened economic and business climate, as well as consumer uncertainty created by such a climate, could harm Live Nation’s and/or Quint’s revenues and profitability. Accordingly, the ability of Live Nation and/or Quint to increase or maintain revenue and earnings could be adversely affected to the extent that relevant economic environments remain weak or decline further. In addition, inflationary pressures, which have been significant and remain significant, may increase operational costs, including labor costs, and elevated interest rates or any further increases in interest rates in response to concerns about inflation may have the effect of further increasing economic uncertainty and heightening these risks. Business conditions, as well as various industry conditions, including corporate marketing and promotional spending and interest levels, can also significantly impact Live Nation’s and Quint’s operating results. These factors can affect attendance at Live Nation’s and Quint’s events, premium seat sales, sponsorship, advertising and hospitality spending, concession and merchandise sales, as well as the financial results of sponsors of Live Nation’s and Quint’s venues, events and the industry. There can be no assurance that consumer and corporate spending will not be adversely impacted by ongoing uncertainty in the macroeconomic and political environments, or by any future deterioration in such environments, thereby possibly impacting Live Nation’s and Quint’s operating results and growth.

Results of Operations

General. Provided in the tables below is information regarding the historical Consolidated Operating Results and Other Income and Expense of Liberty Live.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Revenue	$105,923	61,729	316,602	247,391
Cost of revenue	85,807	49,035	254,271	200,997
Selling, general and administrative expenses (excluding stock-based compensation)	22,711	21,229	64,610	59,862
Stock-based compensation	2,445	1,725	7,396	3,668
Depreciation and amortization	6,566	6,531	19,565	19,588
Operating income (loss)	(11,606)	(16,791)	(29,240)	(36,724)

Interest expense	(7,599)	(7,388)	(22,626)	(22,147)
Dividend and interest income	4,435	4,042	14,354	12,526
Share of earnings (loss) of affiliates, net	130,188	125,156	88,391	198,052
Realized and unrealized gains (losses) on financial instruments, net	309,200	(175,735)	(344,079)	(481,559)
Other income (expense), net	1,590	(618)	1,015	(1,405)
	437,814	(54,543)	(262,945)	(294,533)
Net earnings (loss) before income taxes	426,208	(71,334)	(292,185)	(331,257)
Income tax (expense) benefit	(92,367)	15,600	63,225	65,724
Net earnings (loss)	$333,841	(55,734)	(228,960)	(265,533)

Revenue. The Company designs and develops ticket-inclusive experiential hospitality packages (including on or off-site experiences, transportation, and hotel accommodations) to major sporting and lifestyle events held globally. Revenue increased $44,194 thousand during the three months ended September 30, 2026, as compared to the same period in the prior year, primarily due to an increase related to Formula 1 of $34,377 thousand due to year over year organic growth and one incremental race due to changes in the F1 race calendar, an increase of $8,249 thousand in other event revenue, primarily related to new events, including the World Cup, NFL Australia game, and hospitality growth year over year at existing events, as well as an increase related to MotoGP of $2,456 thousand due to the hospitality agreement announced during the current year with MotoGP and incremental hospitality and experiential package sales. These increases were partially offset by a decrease of $1,511 thousand related to hotel room packages for events that occurred in 2025 but not in 2026.

Revenue increased $69,211 thousand during the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to an increase related to Formula 1 of $60,117 thousand due to year over year growth at the events executed despite two fewer events in 2026 compared to 2025, an increase of $13,660 thousand in other event revenue, primarily related to new events, including USGA events, the World Cup, NFL Australia and hospitality growth year over year at existing events, and an increase related to MotoGP of $12,414 thousand due to the hospitality agreement announced during the current year with MotoGP and incremental hospitality and experiential package sales. These increases were partially offset by a decrease related to the NBA of $11,324 thousand due to changes in venues and participating teams impacting demand, and a decrease of $5,509 thousand related to hotel room packages for events that occurred in 2025 but not in 2026.

Cost of revenue. Cost of revenue primarily includes the direct costs to execute and fulfill experiential packages including ticket, hospitality, hotel and transportation costs. Cost of revenue increased $36,772 thousand for the three months ended September 30, 2026, as compared to the same period in the prior year. The increase in cost of revenue was due to an increase of $27,629 thousand related to Formula 1 associated with the increased revenue as discussed above, an increase of $5,871 thousand related to new events, as discussed above, and an increase of $2,724 thousand related to MotoGP associated with the increased revenue as discussed above.

Cost of revenue increased $53,274 thousand for the nine months ended September 30, 2026, as compared to the same period in the prior year. The increase in cost of revenue was due to increases of $47,034 thousand and $11,056 thousand related to Formula 1 and MotoGP, respectively, associated with the increased revenue as discussed above, and an increase of $9,403 thousand related to new events, as discussed above. These increases were partially offset by a decrease of $9,643 thousand related to the NBA as a result of the decrease in revenue, as discussed above, and a decrease of $4,984 thousand related to hotel room packages.

Selling, general and administrative expenses, excluding stock-based compensation (“SG&A”). SG&A includes personnel costs, marketing costs, software license fees, commissions paid to internal and external sales representatives, interchange fees incurred on credit card transactions, professional and advisory fees and office expenses including rent.

SG&A increased $1,482 thousand for the three months ended September 30, 2026, as compared to the same period in the prior year, primarily due to increases at Quint of $4,320 thousand for personnel costs, credit card fees and commissions expenses, partially offset by decreased corporate expenses of $3,330 thousand related to professional service fees.

SG&A increased $4,748 thousand for the nine months ended September 30, 2026, as compared to the same period in the prior year, primarily due to increases at Quint of $7,879 thousand for personnel costs, bad debt expenses, commissions expense and credit card fees, and higher corporate expenses of $967 thousand related to payroll taxes and insurance expense. These increases were partially offset by decreased corporate expenses of $5,060 thousand related to professional services fees which were higher in the prior year due to the Split-Off.

Stock-based compensation. Stock-based compensation increased $720 thousand and $3,728 thousand for the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to expense from grants issued in the fourth quarter of 2025 combined with a prior period grant that completed its vesting cycle.

Depreciation and amortization. Depreciation and amortization remained relatively flat for the three and nine months ended September 30, 2026, as compared to the same periods in the prior year.

Adjusted OIBDA. To provide investors with additional information regarding the Company’s financial results, it also discloses Adjusted OIBDA, which is a non-GAAP financial measure. Adjusted OIBDA is defined as operating income (loss) plus depreciation and amortization, stock-based compensation, separately reported litigation settlements and restructuring, acquisition costs and impairment charges. Liberty Live’s chief operating decision maker and management team use this measure of performance in conjunction with other measures to evaluate Liberty Live’s businesses and make decisions about allocating resources among Liberty Live’s businesses. Liberty Live believes this measure is an important indicator of the operational strength and performance of Liberty Live’s businesses by identifying those items that are not directly a reflection of each business’ performance or indicative of ongoing business trends. In addition, this measure allows Liberty Live to view operating results, perform analytical comparisons and benchmarking between businesses and identify strategies to improve performance. Adjusted OIBDA should be considered in addition to, but not as a substitute for, operating income (loss), net earnings (loss), cash flow provided by operating activities and other measures of financial performance prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

The following table provides a reconciliation of Operating income (loss) to Adjusted OIBDA:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Operating income (loss)	$(11,606)	(16,791)	(29,240)	(36,724)
Depreciation and amortization	6,566	6,531	19,565	19,588
Stock-based compensation	2,445	1,725	7,396	3,668
Adjusted OIBDA	$(2,595)	(8,535)	(2,279)	(13,468)

Adjusted OIBDA is summarized as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Quint	$1,501	(1,357)	10,343	3,227
Corporate and other	(4,096)	(7,178)	(12,622)	(16,695)
Adjusted OIBDA	$(2,595)	(8,535)	(2,279)	(13,468)

Consolidated Adjusted OIBDA loss decreased $5,940 thousand and $11,189 thousand during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year.

Quint Adjusted OIBDA increased $2,858 thousand and $7,116 thousand during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. Adjusted OIBDA was impacted by the above discussed fluctuations in revenue and expenses.

Corporate and Other Adjusted OIBDA loss decreased $3,082 thousand and $4,073 thousand during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year.  The decreases in losses were impacted by the above discussed fluctuations in SG&A expenses.

Interest Expense. Interest expense remained relatively flat during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year.

Dividend and interest income. Dividend and interest income increased $393 thousand and $1,828 thousand during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year, primarily due to higher invested cash balances.

Share of earnings (loss) of affiliates, net. The Company’s share of earnings (loss) of affiliates, net increased $5,032 thousand and decreased $109,661 thousand during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. Share of earnings (loss) from affiliates, net is primarily attributable to the Company’s ownership interest in Live Nation. Upon the Company’s initial investment in Live Nation, the Company allocated the excess basis, between the book basis of Live Nation and fair value of the shares acquired and ascribed remaining useful lives to amortizable intangible assets and deferred taxes. As of September 30, 2026, amortizable intangible assets had a remaining weighted average useful life of approximately 5.6 years. Amortization related to intangible assets with identifiable useful lives is included in the Company’s share of earnings (loss) of affiliates, net line item in the accompanying condensed consolidated statements of operations and aggregated $5,152 thousand and $5,327 thousand, net of related taxes, for the three months ended September 30, 2026 and 2025, respectively, and $16,972 thousand and $14,517 thousand, net of related taxes, for the nine months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, the decrease in amortization was due to the full amortization of certain historical excess cost amounts, partially offset by our share of Live Nation’s equity activity that increased our excess basis. For the nine months ended September 30, 2026, the increase in amortization was due to our share of Live Nation’s equity activity that increased our excess basis as well as a cumulative change in the applicable tax rate, partially offset by the full amortization of certain historical excess cost amounts.

The following is a discussion of Live Nation’s results of operations. Live Nation is a separate publicly traded company and additional information about Live Nation can be obtained through its website and public filings. In order to provide a better understanding of Live Nation’s operations, we have included a summarized presentation of Live Nation’s results from operations.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in millions
Revenue	$10,105	8,499	21,565	18,888
Operating expenses:
Direct operating expenses	(7,747)	(6,438)	(15,950)	(13,903)
Selling, general and administrative expenses	(1,161)	(1,008)	(3,258)	(2,790)
Depreciation and amortization	(183)	(166)	(541)	(474)
Corporate and other expenses	(122)	(95)	(773)	(327)
Operating income (loss)	892	792	1,043	1,394
Interest expense	(102)	(80)	(290)	(233)
Interest income	40	37	123	109
Other income (expense), net	(4)	(19)	56	(54)
Earnings (loss) before income taxes	826	730	932	1,216
Income tax (expense) benefit	(259)	(252)	(342)	(389)
Net earnings (loss)	567	478	590	827
Less net earnings (loss) attributable to noncontrolling interests	119	47	237	129
Net earnings (loss) attributable to Live Nation stockholders	$448	431	353	698

Revenue. Live Nation’s revenue increased $1,606 million and $2,677 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year. The increase for the three months ended September 30, 2026 was driven by increased revenue in the Concerts segment of $1.5 billion, Ticketing segment of $73 million and Sponsorship & Advertising segment of $63 million. Concerts revenue increased primarily due to fan count growth from more shows driven by Live Nation’s United States and International markets, particularly in Europe, as well as revenue of $103 million from newly opened venues. Ticketing revenue increased primarily due to higher primary ticket sales driven by more concert events across all major markets. Sponsorship & Advertising revenue increased primarily due to the Rock in Rio Festival in Brazil that runs every two years, as well as venue sponsorship deals across Europe, South America and North America.

The increase for the nine months ended September 30, 2026 was driven by increased revenue in the Concerts segment of $2.3 billion, Ticketing segment of $253 million and Sponsorship & Advertising segment of $148 million. Concerts revenue increased primarily due to approximately 1,900 more shows, increased stadium fan count growth in Europe and arena fan count growth in the United States, as well as revenue of $141 million from newly opened venues. Concerts also had incremental revenue of $471 million from acquisitions. Ticketing revenue increased primarily due to higher primary ticket sales driven by more concert events across all major markets. Sponsorship & Advertising revenue increased primarily due to increased festival sponsorships as well as venue sponsorship deals across Live Nation’s international markets.

Operating Income. Operating income increased $100 million and decreased $351 million during the three and nine months ended September 30, 2026, respectively, as compared to the same periods of the prior year. The increase for the three months ended September 30, 2026 was primarily driven by increased operating income in the Concerts segment of

$41 million, Sponsorship & Advertising segment of $33 million, and the Ticketing segment of $26 million. The increased operating income in the Concerts segment was due to more stadium shows with strong results in Europe as well as additional amphitheater shows in the United States, and a non-recurring gain on disposal of operating assets, partially offset by increased costs associated with International festival growth and acquisitions where benefits are substantially recognized in the Sponsorship & Advertising segment. The increased operating income in the Sponsorship & Advertising and Ticketing segments was driven by higher revenue, as discussed above.

The decrease for the nine months ended September 30, 2026 was primarily driven by the $450 million accrued expense associated with the litigation (as discussed in note 8 to the accompanying condensed consolidated financial statements), decreased operating income in the Concerts segment of $60 million, partially offset by increased operating income in the Sponsorship & Advertising segment of $84 million and the Ticketing segment of $54 million. The decrease in operating income in the Concerts segment was driven by higher selling, general and administrative expenses attributable to pre-opening costs for venues opening in 2026 as well as costs associated with International festival growth and acquisitions where benefits are substantially recognized in the Sponsorship & Advertising segment, as well as higher depreciation and amortization expense related to Live Nation’s ongoing venue build and upgrade program. The increased operating income in the Sponsorship & Advertising segment was due to increased revenue from sponsorship activity, as discussed above.  The increased operating income in the Ticketing segment was due to increased revenue as discussed above, partially offset by an increase in direct operating expenses due to greater ticket sales.

Income Taxes. For the nine months ended September 30, 2026, Live Nation recorded a net income tax expense of $342 million on pretax income of $932 million, compared to a net income tax expense of $389 million on pretax income of $1.2 billion for the nine months ended September 30, 2025. The net decrease in income tax expense of $47 million was primarily due to a decrease in pretax income in 2026 as compared to the same period of the prior year, partially offset by the nondeductible tax impact of the $450 million accrued expense associated with the litigation (as discussed in note 8 to the accompanying condensed consolidated financial statements).

Realized and unrealized gains (losses) on financial instruments, net. Realized and unrealized gains (losses) on financial instruments, net are comprised of changes in the fair value of the following:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	amounts in thousands
Equity securities	$(1,465)	—	556	(6,943)
Financial instrument liabilities	146,333	(60,000)	(47,318)	(149,914)
Debt	164,332	(115,735)	(297,317)	(324,702)
	$309,200	(175,735)	(344,079)	(481,559)

The changes in these accounts are primarily due to changes in market factors and changes in the fair value of the underlying stocks or financial instruments to which these related (see note 6 to the accompanying condensed consolidated financial statements for additional discussion related to debt). Realized and unrealized losses decreased $484,935 thousand and $137,480 thousand for the three and nine months ended September 30, 2026, respectively, compared to the corresponding periods in the prior year, primarily due to decreased unrealized losses on the 2.375% Exchangeable Senior Debentures due 2053 (“2.375% Exchangeables”), primarily attributable to a decrease in the market value of Live Nation’s common stock, as well as a decrease in unrealized losses related to a derivative instrument entered into during the second quarter of 2025 (“2025 Forward Contracts”) (see note 6 to the accompanying condensed consolidated financial statements).

Other income (expense), net. Other income (expense), net remained relatively flat during the three and nine months ended September 30, 2026, respectively, as compared to the same periods in the prior year.

Income taxes. Earnings (loss) before income taxes, income tax (expense) benefit, and the effective tax rates for the three and nine months ended September 30, 2026 and 2025 are summarized below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Earnings (loss) before income taxes	$426,208	(71,334)	(292,185)	(331,257)
Income tax (expense) benefit	$(92,367)	15,600	63,225	65,724
Effective income tax rate	22%	22%	22%	20%

During the three and nine months ended September 30, 2026 and 2025, the Company’s effective tax rate was substantially similar to the U.S. statutory rate of 21%.

Net earnings (loss). The Company had net earnings of $333,841 thousand and net losses of $55,734 thousand for the three months ended September 30, 2026 and 2025, respectively, and net losses of $228,960 thousand and $265,533 thousand for the nine months ended September 30, 2026 and 2025, respectively. The change in net earnings (loss) was the result of the fluctuations in Liberty Live’s revenue, expenses and other gains and losses, as described above.

Liquidity and Capital Resources

As of September 30, 2026, the Company’s liquidity position included the following:

Cash and cash
equivalents
amounts in thousands
Quint	$85,507
Corporate and other	407,407
Total Liberty Live	$492,914

As of September 30, 2026, substantially all of the Company’s cash was held in cash equivalents. Cash equivalents are invested in U.S. Treasury securities, other government securities or government guaranteed funds, AAA rated money market funds and other highly rated financial and corporate debt instruments.

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

As of September 30, 2026, the Company had $400 million available under the Live Nation Margin Loan.

The Company is in compliance with all financial debt covenants as of September 30, 2026.

	Nine months ended
	September 30,
	2026	2025

Cash Flow Information	amounts in thousands
Net cash provided (used) by operating activities	$(22,754)	(28,903)
Net cash provided (used) by investing activities	$(8,370)	(3,546)
Net cash provided (used) by financing activities	$(21,329)	(2,250)

During the nine months ended September 30, 2026, the Company’s primary uses of cash were $8,998 thousand for minimum guaranteed payments on rightsholder relationships, $8,526 thousand of cash paid for acquisitions, net of cash acquired, and $8,264 thousand for bank fees related to the exchanges of the 2.375% Exchangeables.

The Company’s projected uses of cash for the remainder of the year, outside of normal operating expenses (inclusive of tax payments), are interest payments of approximately $7,311 thousand and fees to Liberty Media for providing certain services pursuant to the Ancillary Agreements. The Company expects to fund its projected uses of cash with cash on hand, cash provided by operations, and debt borrowings under the Live Nation Margin Loan. Liberty Live believes that the available sources of liquidity are sufficient to cover its projected future uses of cash.

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

As of September 30, 2026, Liberty Live had $1.150 billion principal amount of fixed rate debt with a weighted average interest rate of 2.375%, and no outstanding variable rate debt.

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

Additionally, our stock in Live Nation is not reflected at fair value in our balance sheet. This security is also subject to market risk that is not directly reflected in our financial statements, and had the market price of such security been 10% lower at September 30, 2026, the aggregate value of such security would have been $1.179 billion lower.

Item 4. Controls and Procedures

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal accounting and financial officer (the "Executives"), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There has been no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2026.

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

LIBERTY LIVE HOLDINGS, INC.

Date: November 5, 2026	By:	/s/ Chad R. Hollingsworth
Chad R. Hollingsworth
President and Chief Executive Officer

Date: November 5, 2026	By:	/s/ Brian J. Wendling
Brian J. Wendling
Chief Accounting Officer and Principal Financial Officer

II-3